Form 10-Q
period 1994-09-30
OUTLET COMMUNICATIONS INC
filed 1994-11-14
CIK 803743

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          ______________________

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

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

                           Yes   X     No
                                ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Class of Common Stock                                  September 30, 1994
- - - ----------------------                                 -------------------
Class A Common Stock, par value $.01 per share          6,577,556 shares

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   INDEX





Part I. Financial Information
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
          September 30, 1994 and December 31, 1993

        Condensed Consolidated Statements of Operations --
          Three Months and Nine Months Ended
          September 30, 1994 and September 30, 1993

        Condensed Consolidated Statements of Cash Flows --
          Nine Months Ended September 30, 1994 and
          September 30, 1993

        Notes to Condensed Consolidated Financial
          Statements

Item 2. Management's Discussion and Analysis


Part II. Other Information
Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I.  FINANCIAL INFORMATION
               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                               December 31,   September 30
                                                   1993           1994
                                               ------------   ------------
                                                  (Note)      (Unaudited)
                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $  1,756,000   $  4,286,000
     Trade accounts receivable, less allowance
      for doubtful accounts (December--$300,000;
      September--$377,000)                      10,840,000     10,455,000
     Film contract rights                        3,769,000      4,795,000
     Other current assets                          793,000      1,053,000
                                               ------------   ------------
       TOTAL CURRENT ASSETS                     17,158,000     20,589,000

OTHER ASSETS
     Film contract rights                        2,093,000      1,318,000
     Deferred financing costs and other          3,385,000      3,117,000
                                               ------------   ------------
                                                 5,478,000      4,435,000

PROPERTY AND EQUIPMENT                          43,797,000     49,511,000
Less accumulated depreciation                   25,674,000     27,877,000
                                               ------------   ------------
                                                18,123,000     21,634,000

INTANGIBLE ASSETS, less accumulated amortization
    (December--$17,544,000;
     September--$19,469,000)                    76,852,000     77,596,000
                                               ------------   ------------

                                              $117,611,000   $124,254,000
                                               ============   ============

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                               December 31,   September 30
                                                   1993            1994
                                               ------------   ------------
                                                  (Note)      (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                   $    153,000   $    103,000
     Accrued expenses                            8,894,000      7,855,000
     Film contracts payable                      4,187,000      5,310,000
     Deferred revenue                                             833,000
     Federal and state income taxes              2,200,000      1,978,000
     Current portion of long-term debt           3,500,000      4,250,000
                                               ------------   ------------
       TOTAL CURRENT LIABILITIES                18,934,000     20,329,000

LONG-TERM DEBT
     Senior bank loan                           19,500,000     16,125,000
     10 7/8% Senior Subordinated Notes          60,000,000     60,000,000
                                               ------------   ------------
                                                79,500,000     76,125,000

OTHER LIABILITIES
     Film contracts payable                      2,754,000      1,439,000
     Unfunded pensions                           2,652,000      2,750,000
     Deferred revenue                                           4,098,000
     Deferred income taxes                       4,554,000      4,854,000
     Other                                       3,432,000      3,432,000
                                               ------------   ------------
                                                13,392,000     16,573,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common Stock                                   66,000         66,000
     Capital Surplus                            32,426,000     32,471,000
     Accumulated deficit                       (26,707,000)   (21,310,000)
                                               ------------   ------------
                                                 5,785,000     11,227,000
                                               ------------   ------------

                                              $117,611,000   $124,254,000
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

                                           OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                  Three Months Ended                Nine Months Ended
                                               September 30,  September 30,    September 30,  September 30
                                                   1993           1994             1993           1994
Net revenue                                   $ 10,674,000   $ 13,695,000     $ 33,531,000   $ 39,981,000

Expenses:
     Technical, programming and news             4,359,000      5,055,000       13,248,000     14,150,000
     Selling, general and administrative         2,303,000      2,790,000        6,866,000      7,849,000
     Corporate expenses                            568,000        578,000        1,607,000      1,649,000
     Depreciation                                  632,000        821,000        1,896,000      2,203,000
     Amortization of intangible assets             590,000        715,000        1,770,000      1,925,000
                                               ------------   ------------     ------------   ------------
                                                 8,452,000      9,959,000       25,387,000     27,776,000
                                               ------------   ------------     ------------   ------------
Operating income                                 2,222,000      3,736,000        8,144,000     12,205,000

Other income (expense):
     Interest expense:
       Loan and notes payable                   (2,438,000)    (2,116,000)      (5,220,000)    (6,315,000)
       Note payable to shareholder                (293,000)                     (4,016,000)
                                               ------------   ------------     ------------   ------------
                                                (2,731,000)    (2,116,000)      (9,236,000)    (6,315,000)
     Interest income                                80,000         30,000          239,000         59,000
     Other income                                1,324,000         48,000        1,485,000        180,000
     Other expense                                 (95,000)      (229,000)        (349,000)      (432,000)
                                               ------------   ------------     ------------   ------------
Income before income taxes, extraordinary loss and
     cumulative effect of change in accounting
     principle                                     800,000      1,469,000          283,000      5,697,000
Income taxes (benefit)                             405,000     (1,529,000)         493,000        300,000
                                               ------------   ------------     ------------   ------------
Income (loss) before extraordinary loss and cumulative
     effect of change in accounting principle      395,000      2,998,000         (210,000)     5,397,000

Extraordinary loss, net of income taxes         (2,269,000)                     (2,269,000)
Cumulative effect of change in method of accounting
     for income taxes                                                            4,434,000
                                               ------------   ------------     ------------   ------------
Net income (loss)                             $ (1,874,000)  $  2,998,000     $  1,955,000   $  5,397,000
                                               ============   ============     ============   ============

Income (loss) per share:
   Before extraordinary loss and cumulative effect of
      change in accounting principle          $       0.06   $       0.45     $      (0.03)  $       0.82
   Extraordinary loss, net of income taxes           (0.35)                          (0.35)
   Cumulative effect of change in method of accounting
      for income taxes                                                                0.68
                                               ------------   ------------     ------------   ------------
     Net income (loss) per share              $      (0.29)  $       0.45     $       0.30   $       0.82
                                               ============   ============     ============   ============

Weighted average number of
     common shares outstanding                   6,554,283      6,571,445        6,553,094      6,566,978
                                               ============   ============     ============   ============

See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Nine Months Ended

                                                   September 30,  September 30
                                                       1993           1994
                                                   ------------   ------------


Cash from operations                              $    271,000   $ 13,552,000


Investing activities:
   Capital expenditures-net of disposals            (5,622,000)    (1,908,000)
   Investment in local marketing agreements                        (1,061,000)
   Investment in station acquisition                               (5,473,000)
                                                   ------------   ------------
                                                    (5,622,000)    (8,442,000)

Financing activities:
   Issuance of 10 7/8% Senior Subordinated Notes    60,000,000
   Proceeds from senior bank loan - net             26,000,000
   Redemption of note payable of shareholder       (43,895,000)
   Redemption of 13 1/4% Senior Subordinated Notes (44,150,000)
   Debt refinancing costs                           (3,145,000)
   Premium on debt redemption                       (2,207,000)
   Payment of term loan                                            (2,625,000)
   Other                                                17,000         45,000
                                                   ------------   ------------
                                                    (7,380,000)    (2,580,000)

                                                   ------------   ------------
Net (decrease) increase in cash and cash
equivalents                                       $(12,731,000)  $  2,530,000
                                                  =============  =============



See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1994


Note 1 - Basis of Presentation
- - - -------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

     Deferred revenue represents a one-time payment received upon renewal of the Company's affiliation with a broadcasting network which will be amortized into revenue over the six year term of the affiliation. The amount of deferred revenue to be amortized over the ensuing period of twelve months is included in current liabilities.

Note 2 - Income (Loss) Per Share
- - - ---------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding (when dilutive).

Note 3 - Acquisition
- - - ---------------------

     On August 10, 1994 the Company purchased the assets and broadcast license of television station WYED from Group H Broadcasting Corp. and George G. Beasley for an aggregate price of $5,372,500. The transaction was accounted for using the purchase method of accounting.

Note 4 - Contingent Liabilities and Commitments
- - - ------------------------------------------------

     The Company has commitments to acquire up to $10,027,000 of film contract rights at September 30, 1994.

     At September 30, 1994, the Company remains contingently liable on approximately $13,519,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1994

Note 4 - Contingent Liabilities and Commitments - Continued
- - - ------------------------------------------------------------

     The Company sold two UHF television stations in March 1990 to third parties. In connection with those sales, the Company's wholly-owned subsidiary, Atlin Communications, Inc., remains contingently liable for outstanding film contracts and commitments in the amount of $541,000. The film contracts and commitments have been assumed by these third parties and management believes that future payments it might be required to make, if any, would be offset by the value of the contracts and would not be material to the Company's financial statements.

     The Company also remains contingently liable on approximately $4,739,000 of building and tower leases related to radio and television stations sold in March 1990.

     The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company's operations consist of three owned television stations along with one television station operated under a local marketing agreement. The owned stations include two VHF television stations, WJAR, which serves the Providence, Rhode Island area and WCMH, which serves the Columbus, Ohio area. The third owned television station is WYED, an independent UHF station acquired in the 1994 third quarter, which serves the Raleigh-Durham-Goldsboro, North Carolina market area.

     The Company commenced operating independent UHF television station WWHO, Chillicothe, Ohio in the 1994 second quarter. Pursuant to a local marketing agreement entered into with the licensee of WWHO, the Company serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, the Company retains a substantial percentage of WWHO's net operating income to the extent that it exceeds cumulative net operating losses.

Three Months Ended September 30, 1994 and September 30, 1993

     The following table sets forth a comparison of total Company operating results for the third quarters of 1993 and 1994.

                      Three Months Ended September 30
                            1993            1994             Increase(Decrease)
                                   Percent          Percent     1994 vs. 1993
                                   of Net           of Net           Percentage
Dollars in thousands       Amount  Revenue  Amount  Revenue   Amount   Change
- - - --------------------       ------- -------  ------  --------  ------  ----------
Net revenue                $10,674  100.0%  $13,695   100.0%  $3,021    28.3%
Expenses:
 Technical, programming
  and news                   4,359   40.8     5,055    36.9      696    16.0
 Selling, general and
  administrative             2,303   21.6     2,790    20.4      487    21.1
 Corporate expenses            568    5.3       578     4.2       10     1.8
 Depreciation and
  amortization               1,222   11.5     1,536    11.2      314    25.7
Operating income           $ 2,222   20.8%  $ 3,736    27.3%  $1,514    68.1%
                            ======  ======   ======   ======   =====
Net cash provided (used)
 by operations (a)         $(1,446) (13.5%) $ 7,993    58.4%  $9,439
                            ======  =======  ======   ======   =====
Operating cash
 flow (a)                  $ 3,444   32.3%  $ 5,272    38.5%  $1,828    53.1%
                            ======  ======   ======   ======   =====    =====

(a) "Net cash provided (used) by operations" includes all cash flows (including working capital changes) other than cash flows associated with investing or financing activities. "Operating cash flow" means operating income plus depreciation and amortization.

      Buoyed by a strong advertising market, net revenue of $13,695,000 in the third quarter of 1994 increased by $3,021,000 or 28.3% compared with $10,674,000 in the third quarter of 1993. Although political advertising contributed to the revenue gain, non-political revenues were up by more than 20%. Increases occurred in both national spot and local time sales. There was also an increase of more than 10% in network compensation. This was a favorable consequence of the terms of the Company's renewed affiliation with the NBC network which became effective September 1, 1994.

     The Company's VHF television stations, WJAR and WCMH, had quarterly revenue gains of 31.8% and 18.4%, respectively. Continuing strong viewer ratings at these stations enabled them to raise their advertising rates compared to those of a year ago. WCMH set a record high in third quarter revenue. Political advertising provided a significant benefit to WJAR and accounted for approximately 55% of its quarterly revenue increase. Recent station additions, WWHO and WYED, added marginally to the revenue gain. Their aggregate revenue amounted to less than 5% of the prior year's revenue total.

     Technical, programming and news expenses in the 1994 third quarter of $5,055,000 increased by $696,000 or 16.0% from $4,359,000 in the prior year.
Approximately 80% of the overall quarterly increase was caused by inclusion of operating expenses for WWHO and WYED. Excluding the effect of these 1994 station additions, there was a 3.2% increase in technical, programming and news expenses at the VHF stations. WJAR incurred additional costs due to its television coverage of Rhode Island primary elections that were held during September. WCMH incurred added costs upon telecasting the Little Brown Jug, a prominent harness horse racing event. As a percent to revenue, technical, programming and news expenses decreased from 40.8% in the 1993 third quarter to 36.9% in the 1994 third quarter.

     Selling, general and administrative expenses of $2,790,000 in the third quarter of 1994 increased by $487,000 or 21.1% versus $2,303,000 in the prior year period. Of the total increase, WWHO and WYED accounted for approximately $410,000. The balance of the increase primarily reflected higher sales commissions payable because of increased revenue. As a percentage of revenue, selling, general and administrative expenses declined to 20.4% in the 1994 third quarter from 21.6% a year ago. Corporate expenses had a minor $10,000 increase in the 1994 third quarter as compared with the prior year. However, such expenses decreased as a percent to revenue, to 4.2% in the current quarter from 5.3% a year ago.

     Depreciation expense and amortization of intangibles both increased in the 1994 third quarter due to the Company's recent investments in television stations WWHO and WYED. Depreciation expense also increased in 1994 because of an increase in property and equipment resulting from the Company's April 1993 relocation of WJAR studios and corporate headquarters into a new facility.

     Total expenses of $9,959,000 in the third quarter of 1994 increased by $1,507,000 or 17.8% from $8,452,000 in the prior year. The increase was substantially attributable to the current year's station additions described above. As a percent to revenue, total quarterly expenses in 1994 were 72.7%. This was a reduction of 6.5 percentage points from the prior year's third quarter, wherein total expenses were at 79.2% of revenue.

     Operating income of $3,736,000 in the 1994 third quarter increased by $1,514,000 or 68.1% compared to $2,222,000 in the prior year. Operating income also increased as a percent to revenue, from 20.8% in the third quarter of 1993 to 27.3% in the third quarter of 1994. The improvement in operating income was the result of a 28.3% increase in revenue which more than offset a 17.8% increase in total expenses.

     The increased operating income also contributed to the Company's improvement of $9,439,000 in net cash provided (used) by operations. Similarly, operating cash flow of $5,272,000 increased by $1,828,000 or 53.1% from last year's $3,444,000 and represented 38.5% of revenue compared to 32.3% of revenue in the prior year.

     In the third quarter of 1994, total interest expense of $2,116,000 decreased by $615,000 or 22.5% compared to $2,731,000 a year ago. The decrease resulted from a debt refinancing undertaken in 1993 which served to reduce the Company's outstanding debt as well as lower the rate of interest on borrowed funds. Details of the refinancing are discussed later. As a result of the refinancing, the note payable to shareholder was repaid in full. In the 1994 third quarter, the ratio of operating cash flow - $5,272,000, to interest expense - $2,116,000, improved to 2.5 to 1. In the third quarter of 1993, this ratio was 1.3 to 1.

     Interest income declined in 1994 because of lower cash balances maintained during the year. In the 1993 third quarter, upon settlement of certain industry-wide litigation involving contested music license fees, the Company reversed an accrual of $1,300,000 and credited other income in the same amount.

     The Company's 1994 third quarter income before income taxes totalled $1,469,000. This was an improvement of $669,000 or 83.6% compared to pretax income in the prior year period of $800,000. A 1994 third quarter income tax benefit of $1,529,000, principally representing an adjustment of prior year net operating losses, served to reduce deferred income taxes payable. For the current quarter, net income was $2,998,000 or $.45 per share. This compares with 1993 third quarter income, before extraordinary loss, of $395,000 or $.06 per share. After an extraordinary loss in the amount of $2,269,000, arising from a redemption premium and other costs associated with the above noted debt refinancing, the 1993 third quarter net loss was $1,874,000 or $(.29) per share.

     Net cash provided by operations in the third quarter of 1994 totalled $7,993,000. This was an increase of $9,439,000 compared to net cash used by operations of $1,446,000 in the third quarter of 1993. The increase reflects the current quarter's improvement in operating income of $1,514,000 combined with the effect of funds used in the 1993 third quarter for payment of accrued expenses (primarily accrued interest on refinanced debt) in the amount of $2,802,000. The current quarter's operations also included a one-time payment of $5,000,000 received from NBC upon renewal of the Company's affiliation with that network. This amount has been reported as deferred revenue and will be amortized into revenue over the six year duration of the affiliation. The amount of deferred revenue to be amortized over the ensuing period of twelve months is included in current liabilities.

     The 1994 third quarter saw the Company increase its cash investment in film contract rights by $1,471,000. This was primarily attributable to the acquisition of WYED along with payment of film contract obligations during the period. The film contract payments were effectively funded through accounts receivable collections. After amortization of film contract rights in the amount of $1,317,000, the increased net film investment during the quarter was $154,000.

     Because of the Company's increased volume of business activity, and added stations, outstanding trade accounts receivable continued to trend higher in the third quarter of 1994 compared with the same period a year ago.

     In August 1994 the Company purchased the assets and broadcast license of television station WYED for an aggregate price of $5,473,000 (including miscellaneous acquisition costs totalling $100,000). Funds for the acquisition were provided by internal operations.

Nine Months Ended September 30, 1994 and September 30, 1993

     The following table sets forth a comparison of total Company operating results for the third quarters of 1993 and 1994.

                         Nine Months Ended September 30
                              1993            1994           Increase(Decrease)
                                 Percent           Percent      1994 vs. 1993
                                 of Net            of Net            Percentage
Dollars in thousands     Amount  Revenue  Amount   Revenue   Amount     Change
- - - --------------------     ------  -------  ------   -------   ------  -----------
Net revenue              $33,531  100.0%  $39,981   100.0%   $ 6,450     19.2%
Expenses:
 Technical, programming
  and news                13,248   39.5    14,150    35.4        902      6.8
 Selling, general and
  administrative           6,866   20.5     7,849    19.7        983     14.3
 Corporate expenses        1,607    4.8     1,649     4.1         42      2.6
 Depreciation and
  amortization             3,666   10.9     4,128    10.3        462     12.6
Operating income         $ 8,144   24.3%  $12,205    30.5%   $ 4,061     49.9
                          ======  ======   ======   ======    ======
Net cash provided
 by operations (a)       $   271     .8%  $13,552    33.9%   $13,281
                          ======  ======   ======   ======    ======
Operating cash
 flow (a)                $11,810   35.2%  $16,333    40.9%   $ 4,523     38.3%
                          ======  ======   ======   ======    ======     =====

(a) "Net cash provided by operations" includes all cash flows
    (including working capital changes) other than cash flows associated with investing or financing activities.
    "Operating cash flow" means operating income plus depreciation and amortization.

     For the first nine months of 1994, net revenue totalled $39,981,000.
This was an increase of $6,450,000 or 19.2% versus $33,531,000 in the prior year period. Improved economic conditions and strong viewer ratings continued to contribute to the increased revenue performance. Both of the Company's VHF television stations maintained higher unit advertising rates in the first nine months of 1994 compared to 1993. The higher rates, along with political advertising and two added stations, accounted for most of the increase in year-to-date revenue.

     Television stations WJAR and WCMH had year-to-date revenue gains of 23.2% and 13.4% respectively. Revenues at these stations from local and national advertising sources, exclusive of political, increased over the prior year by 14.5% and 15.9%, respectively. Total network compensation increased by more than 3%. The revenue increase provided by television stations WWHO and WYED amounted to approximately 2% of the prior year's revenue total.

     Technical, programming and news expenses increased by $902,000 or 6.8% in the first nine months of 1994 compared with the same period a year ago. Virtually all of the increase resulted from the inclusion of expenses for WWHO and WYED in the current year.

     In the first nine months of 1994, selling, general and administrative expenses increased by $983,000 or 14.3%. Approximately two-thirds of the increase resulted from inclusion of WWHO and WYED. The remainder of the increase primarily reflected higher sales commissions because of greater revenues and increased legal (labor negotiations) and promotional expenses at WJAR.

     Both depreciation expense and amortization of intangibles increased in the first nine months of 1994 because of the current year's investments in WWHO and WYED. Depreciation expense also increased because of property additions during 1993 that became subject to a full year of depreciation in 1994.

     Total expenses of $27,776,000 in the first nine months of 1994 increased by $2,389,000 or 9.4% compared to $25,387,000 in the same prior year period. However, as a percent to revenue, total expenses for the 1994 year-to-date were reduced to 69.5% from 75.7% in the first nine months of 1993.

     The Company's operating income for the first nine months of 1994 of $12,205,000 increased by $4,061,000 or 49.9% when compared with operating income of $8,144,000 in the first nine months of 1993. The improvement in operating income resulted from the combined effect of a 19.2% increase in revenues reduced by a 9.4% increase in total expenses.

     In comparison with the prior year, the current year's interest expense decreased by $2,921,000 or 31.6% due to the effect of the debt refinancing that occurred in 1993. Because of reduced cash balances, interest income in 1994 also declined.

     In the first nine months of 1994, the ratio of operating cash flow - $16,333,000, to interest expense - $6,315,000, was 2.6 to 1. In the first nine months of 1993, this ratio was 1.3 to 1.

     Income before income taxes for the first nine months of 1994 amounted to $5,697,000. This was an improvement of $5,414,000 compared to income of $283,000 in the prior year period. After a provision for income taxes of $300,000, which increased deferred income taxes payable, 1994 net income was $5,397,000 or $.82 per share. This compares with a 1993 loss of $210,000 or $(.03) per share before an extraordinary loss from debt extinguishment (described above) and cumulative effect of change in accounting principle.

     Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", which requires a change to the liability method of accounting for deferred income taxes. Adoption of Statement 109 resulted in a cumulative effect of change in accounting principle, in the amount of $4,434,000 or $.68 per share, representing the recognition of previously unrecognized tax benefits. After giving effect to the extraordinary loss and change in accounting principle, the 1993 first nine months net income amounted to $1,955,000 or $.30 per share.

     Net cash provided by operations in the first nine months of 1994 totalled $13,552,000. This was an increase of $13,281,000 compared to net cash provided by operations of $271,000 in the first nine months of 1993. The improvement primarily reflects the Company's increased operating income and decreased interest expense along with the effect of funds used in the 1993 third quarter for payment of accrued interest on refinanced debt. Year-to-date operations in 1994 also included the one-time payment of $5,000,000 received from NBC as described above.

     During the first nine months of 1994, the Company increased its cash investment in film contract rights by $4,159,000. This was primarily attributable to the added television stations along with payment of film contract obligations. After giving effect to the period's amortization of film contract rights in the amount of $3,753,000, the increased net investment in film contract rights was $406,000. This compares with a cash investment in film contract rights of $4,059,000 during the first nine months of 1993 and a net increased investment in film contract rights of $192,000 for that period.

     Cash required by investing activities totalled $8,442,000 in the first nine months of 1994. This included capital expenditures of $1,908,000 and an investment of $1,055,000 pursuant to a local marketing agreement entered into with the licensee of television station WWHO. The Company is allowed to recover its aggregate capital expenditure investment in WWHO from operating profits of WWHO and will share any remaining net operating profits with that station's licensee. During 1994, the Company has incurred capital expenditures totalling approximately $750,000 in connection with WWHO.

     Investing activities also include the purchase of television station WYED, Goldsboro, North Carolina for an aggregate price of $5,473,000. The Company expects to incur additional capital expenditures during 1994 of approximately $500,000 for this station.

     The Company anticipates that it will finance the capital expenditure requirements for WWHO and WYED from internally generated funds from operations and, if necessary, amounts available under its revolving credit facility with a bank. In this connection, and for added flexibility, the Company may seek to increase the limit of its revolving credit facility from $5,000,000 to $10,000,000.

     In 1993, cash required by investing activities totalled $5,622,000, for capital expenditures, which included construction of new corporate headquarters and WJAR broadcast studios.

     Cash used by financing activities in the first nine months of 1994 amounted to $2,580,000. This included payment of required quarterly installments totalling $2,625,000 due on a term loan with the Company's senior bank lender.

     Financing activities in 1993 were marked by a third quarter refinancing of long-term debt. On June 28, 1993 the Company entered into a Credit and Guaranty Agreement with a bank under which the bank agreed to provide a secured senior credit facility consisting of a term loan in the principal amount of $25,000,000 and revolving loans in the maximum principal amount of $5,000,000.

     On July 15, 1993, in a public offering, the Company issued
10 7/8% Senior Subordinated Notes due 2003 in the principal amount of $60,000,000. The proceeds of the offering were used to repay in full a note payable to shareholder at its carrying value at the time of repayment (which was $43,895,000 at June 30, 1993) plus accrued interest.

     On August 17, 1993 the Company redeemed in full its 13 1/4% Senior Subordinated Notes having a principal amount outstanding of $44,150,000, plus accrued interest. The redemption, at 105% of par, required a premium payment of $2,207,000. Funds for the redemption included $28,000,000 provided by the senior credit facility, along with funds remaining from the public offering and available cash. During the 1993 third quarter, the Company subsequently repaid $2,000,000 of its senior bank borrowings. Total fees and costs incurred in the debt refinancing, $3,145,000, were capitalized.

     In the first nine months of 1994, the Company was able to fund cash used by both investing and financing activities from cash provided by operations. Because of the significant improvement in cash provided by operations, the Company was yet further able to increase its cash on hand by $2,530,000.

     As a result of the improved operations, the Company increased its net current assets during the period by $2,036,000. This occurred notwithstanding that current liabilities included $833,000 as a deferred revenue item and there was an increase of $750,000 in current portion of long-term debt.

     The ratio of current assets to current liabilities improved from .9 to 1 at December 31, 1993 to 1.0 to 1 at September 30, 1994. The Company is benefitting from improved operating results and a reduced annual requirement for interest expense. It is expected that continuation of this favorable trend, combined with amounts available under the revolving credit facility (currently at $5,000,000), will provide adequate liquidity for the Company to meet its ongoing operating and capital expenditure needs.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- - - --------------------------

     There are no pending legal proceedings or actions against the Company or its subsidiaries which would have a material effect on the business or financial condition of the Company except for the legal proceedings and contingent lease and film obligations as described in Note 3 to the consolidated condensed financial statements on page 7 of this report.

Item 5.  Other Information
- - - ---------------------------

     On November 2, 1994 the Company announced that it had reached an understanding with the National Broadcasting Company Inc. for television station WYED, serving the Raleigh-Durham-Goldsboro, North Carolina market, to become the NBC affiliate in that market as of October 1, 1995.

Item 6.  Exhibits and Reports on Form 8-K
- - - ------------------------------------------

     (a)     Exhibits -- None.

     (b)     Reports on Form 8-K -- None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OUTLET COMMUNICATIONS, INC.
                                      (Registrant)



Date  November 10, 1994        /s/ James G. Babb
    -------------------        ------------------
                               James G. Babb
                               Chairman of the Board,
                               President and
                               Chief Executive Officer


Date  November 10, 1994        /s/ Felix W. Oziemblewski
    -------------------        -------------------------
                               Felix W. Oziemblewski
                               Vice President-
                               Chief Financial Officer