Form 10-K405
OUTLET COMMUNICATIONS INC
filed 1995-03-30
CIK 803743

                                   Form 10-K

                       Securities and Exchange Commission
                            Washington, D.C.  20549

   (Mark One)
   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

   ( )  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 1994 Commission File number: 0-15367

                          OUTLET COMMUNICATIONS, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                    05-0425681
      -------------------------------                  -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                                23 Kenney Drive
                         Cranston, Rhode Island  02920
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (401) 455-9200
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:  Class A Common
                                                             --------------
Stock, par value $.01 per share
-------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming, for this purpose, that persons who are not parties to the registrant's stockholders' agreement are non-affiliates), as of March 24, 1995, was approximately $69,662,750.

   The number of shares of the registrant's Class A Common Stock, par value $.01 per share, outstanding as of March 24, 1995, was 6,579,631.

   The Exhibit Index for this document appears on page  26  hereof.
                                                       ----

                      DOCUMENTS INCORPORATED BY REFERENCE

       Document
       --------

    (1)    Annual Report to Stock-                 Part II and Part IV
    holders of Outlet Communications,
    Inc. for the year ended December 31,
    1994 (the "Annual Report"), as dis-
    tributed on or before March 31, 1995.
    With the exception of Pages of the
    Annual Report specifically incor-
    porated by reference herein, the
    Annual Report is not deemed to be
    filed as a part of this report on
    Form 10-K.

    (2)    Portions of the Registrant's            Part III
    Proxy Statement to be filed on or
    before April 10, 1995 for the annual
    meeting to be held on May 2, 1995.

                                     PART I
                                     ------

    Item 1.  Business.
             ---------

    Introduction

      Outlet Communications, Inc., a Delaware corporation (the "Company"), is a holding company that owns all of the issued and outstanding shares of stock of Outlet Broadcasting, Inc., a Rhode Island corporation ("Outlet Broadcasting"), and Atlin Communications, Inc., a Delaware corporation ("Atlin"). The operations of Outlet Broadcasting consist of three owned television stations along with one television station operated under a local marketing agreement. The owned stations include two NBC network-affiliated VHF television stations and one independent UHF television station.

      The two VHF television stations are WJAR(TV), based in Cranston, Rhode Island, which serves the Providence-New Bedford market area and WCMH(TV), which is located in Columbus, Ohio and serves that market. The UHF television station is WNCN(TV) (formerly WYED-TV) which is located in Clayton, North Carolina and broadcasts in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. Outlet Broadcasting acquired WNCN(TV) on August 10, 1994. As of January 11, 1995 WNCN(TV) became an affiliate of The WB Television Network.

      Since April 18, 1994, Outlet Broadcasting has also operated independent UHF television station WWHO(TV), Chillicothe, Ohio, under a local marketing agreement with that station's licensee. Outlet Broadcasting serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, Outlet Broadcasting retains a substantial percentage of WWHO(TV)'s net operating income to the extent that it exceeds cumulative net operating losses. This station, as of January 11, 1995, also became an affiliate of The WB Television Network.

      Outlet Broadcasting also offers production services to advertisers and others on an occasional basis. This activity does not generate significant revenues. Atlin is currently an inactive corporation.

    Television

      Outlet Broadcasting's television broadcasting revenues are derived from regional and national spot advertising, from local advertising, and from network compensation.

      Advertising rates charged by a television station are based primarily upon the population and number of television sets in the area served by the station, as well as the station's ability to attract audiences as reflected in surveys made by the A.C. Nielsen Company ("Nielsen") of the number of sets tuned to the station at various times. Nielsen measures ratings within specific geographic markets by dividing the nation into Designated Market Areas ("DMA").

      Advertising rates are highest during the most desirable viewing hours, with corresponding reductions during other hours. The rates for national spot and local advertising are determined by each station. Katz Communications, Inc. is the Company's national sales representative firm. Local advertising time is sold by each station's own sales force.

      Effective September 1, 1994, Outlet Broadcasting and NBC reached an understanding whereby Outlet Broadcasting's VHF television stations will retain their NBC network affiliations for a period of six years. The affiliations give Outlet Broadcasting's VHF television stations the right to rebroadcast all programs transmitted by the NBC network. For each hour of programming that is rebroadcast by the affiliate, the network pays the affiliate a fee, which varies in amount depending on the time of day during which the program is broadcast. Although the hourly rates of network compensation are fixed, the total amount of network compensation received by each affiliated station is subject to the number of network program hours rebroadcast by that station.

      Network programs are produced either by the networks themselves or by independent production companies and are primarily transmitted via satellite by the network to its affiliated stations for rebroadcast. Each of Outlet Broadcasting's television stations also acquires programs from non-network sources and produces its own programs for broadcast.

      Approximately 62% of the television programming aired on WJAR(TV) is provided by NBC and approximately 25% is provided by or licensed from independent third parties. The Columbus station, WCMH(TV), receives 52% of its programming from NBC and 34% is provided by or licensed from independent third parties. The remaining portion of Outlet Broadcasting's VHF television station programming consists principally of local programs, such as news, public affairs and children's programs, produced by the individual television stations.

      Another factor affecting television revenues is the increase in straight barter and cash-plus-barter arrangements. Under such arrangements national program distributors retain up to 50% of advertising time available, which would otherwise be available for sale by the stations to national advertisers. While these arrangements reduce the cost of new programming because the value of the advertising time withheld is credited against its cost, they also result in decreased revenues to stations and introduce new competitors to the advertising market.

      The principal portion of Outlet Broadcasting's UHF television station programming consists of syndicated shows, children's programs, movies and, at WWHO(TV), news. Outlet Broadcasting has also entered into an agreement with The WB Television Network ("WB") for WB to provide network programming to WWHO(TV). Commencing in January 1995, WB will provide one night of prime time programming for two hours. A second night of prime-time programming is scheduled to commence during the third quarter of 1995 along with selected children's programming. Additional programming will thereafter be provided in accordance with a schedule of roll-out dates to the extent that WB makes available such programming for rebroadcast. The initial period of the WB agreement is for three years and may be extended for additional successive periods of two years each if agreed upon by the parties.

      WNCN(TV) is currently broadcasting WB programming on a temporary basis. As of October 1, 1995, WNCN(TV) is scheduled to become an NBC network affiliate.

      In order to compensate WB for its programming, Outlet Broadcasting will pay WB an annual payment based on Outlet Broadcasting's WB affiliated station television market ratings for prime time broadcast periods of WB programming. The payments are based on the value and/or profitability added to each station as a result of its affiliation with WB and equal 25% of such added value and/or profitability.

      The following is a description of each of the television stations operated by Outlet Broadcasting.

    WJAR(TV)

      WJAR(TV) is a VHF station affiliated with the NBC network. It is located in Cranston, Rhode Island but serves the capital city of Providence, Rhode Island and broadcasts over Channel 10 in the Providence-New Bedford television market. This market is ranked 46th in the nation in terms of number of television households in its DMA.

    WCMH(TV)

      WCMH(TV) broadcasts over Channel 4 in Columbus, the capital city of Ohio, and is a VHF station affiliated with NBC. The Columbus television market is ranked 34th in the country in its DMA.

    WNCN(TV)

      WNCN(TV) is an independent UHF television station, located in Clayton, North Carolina, that serves the capital city of Raleigh, North Carolina. It broadcasts over Channel 17 in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount) North Carolina television market, which is ranked 32nd in the nation in terms of number of television households in its DMA. Since January 11, 1995, the station has broadcast programming provided by WB.

    WWHO(TV)

      WWHO(TV) is an independent UHF television station that became affiliated with The WB Television Network as of January 11, 1995. It is located in Chillicothe, Ohio but serves the capital city of Columbus, Ohio and broadcasts over Channel 53 in the Columbus-Chillicothe television market area.

    Competition

      Outlet Broadcasting's television stations compete for revenues with other broadcasting stations in their respective markets, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, and direct mail.

      Competition in the broadcasting industry occurs primarily in individual markets. Generally, except as set forth below, a television broadcasting station in one market does not compete with stations in other market areas. Outlet Broadcasting television stations are located in highly competitive markets.

      Factors that are material to competitive positions include authorized power, assigned frequency, management experience, network affiliation, audience characteristics and local program acceptance, as well as strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise of popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"). Any of such developments could possibly have a material effect on the Company's operations and profits.

      Under present FCC regulations, no additional conventional, full power, VHF or UHF commercial television stations may be constructed or operated in any of the markets where the Company's television stations are located except there is a construction permit for WFDG-TV, Channel 28, New Bedford, Massachusetts in the Providence market.

      There are sources of video programming other than conventional television stations, the most common being cable television ("CATV"). These other sources have increased the competition for broadcasting stations by bringing into their markets distant broadcasting signals not otherwise available to the stations' audience and also serving as a distribution system for programs originating on the cable system. Programming is now being distributed to CATVs by both terrestrial microwave systems and by satellite. The FCC has also authorized intermediate carriers to pick up the signals of so-called "superstations" and to deliver them to CATV systems via satellite, including CATV systems in each of the Company's television markets.

      The Signal Carriage Provisions of the Cable Television Consumer Protection and Competition Act of 1992 require CATV system operators, under most conditions, to transmit the broadcast signal of local commercial television stations. In certain circumstances, the CATV operator is prohibited from carrying broadcast stations without obtaining the stations' consent. Once every three years a television broadcaster must choose whether to proceed under its must carry, but uncompensated, alternative or instead negotiate a grant of retransmission consent permitting the CATV operator to carry the station's signal in exchange for consideration from the CATV operator. Because the Company's television stations enjoy significant viewership, the stations are carried by most of the cable television systems serving their market area. In this regard, the VHF stations have, primarily, granted retransmission consent to their cable operators and in return have obtained, in certain instances, the right to produce news programs which will be carried by available channels on such cable systems. The UHF stations have generally proceeded with cable system operators under the must carry alternative.

      Other sources of competition include subscription television ("STV"), pay cable, multi-point distribution systems and multichannel multi-point distribution systems, satellite-fed master antenna systems and home entertainment systems (including television game devices, video cassette recorder and playback systems, and video discs). The Company's television stations also face competition from Direct Broadcast Satellites ("DBS"), which transmit programming directly to homes equipped with special receiving antennas or to CATV systems for transmission to their subscribers. See "Business--Federal Regulation of Broadcasting" for possible additional competitive impact from proposed technological changes.

    Strategy

      Despite the changing dynamics of the television industry, management believes that there will continue to be opportunities to generate significant revenues from mass marketed programming and associated advertising. Management believes that an increasing number of national "niche" cable channels will continue to fractionalize video viewing, including the cable networks themselves, and that these channels may find it difficult to attract enough viewers to generate significant advertiser support or obtain satisfactory programming on a cost-effective basis. However, management believes that Outlet Broadcasting's blend of strong local news programming, combined with national network programming and selective use of syndicated programming at its VHF television stations, will continue to attract large viewing audiences and advertiser support. Additionally, management believes that the syndicated programs, movies and children's programs offered by Outlet Broadcasting's UHF television stations provide an attractive alternative to the more traditional news and network-provided programming.

      Successful programming of broadcast television requires constant refinement, on the basis of cost effectiveness, of the match between available programming and the changing tastes of the local viewing audience. In conjunction with its strategy to reduce overall costs and increase profitability, Outlet Broadcasting has directed the programming focus at its VHF television stations towards building on local news leadership and selectively reducing purchases of syndicated programs. At its UHF stations, however, Outlet Broadcasting has engaged in network affiliations, as available, while simultaneously developing local news programming and improving its offerings of syndicated and children's programs. Outlet Broadcasting intends to continuously refine its programming mix in order to attract and hold the audiences desired by advertisers and to increase profitability. Outlet Broadcasting also believes that its improving financial condition will enable it to consider the acquisition of desirable broadcast or related properties, should such properties become available. Outlet Broadcasting's strategy has the following elements:



              Build on Local News Leadership. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods following the news. In addition, strong local news product helps differentiate local broadcast stations from cable system competitors, which generally do not provide this service. The cost of producing local news programming is generally lower than other sources of non-network programming, and the amount of local news programming can be increased for very modest incremental increases in cost.
              Moreover, such programming can be increased or decreased on very short notice, providing Outlet Broadcasting with greater programming flexibility. Outlet Broadcasting has focused on maintaining and building each VHF station's local news franchise as the foundation of its strategy to maintain and build audience loyalty and increase revenues and profitability. According to the November 1994 Nielsen report, WJAR(TV) remained as the leading news station in its market while WCMH (TV)'s weekday news programs generally captured the second largest share of the Columbus audience in their time periods. WWHO(TV) has instituted a one-hour 10:00 p.m. news program and WNCN(TV) is in process of installing a news department to prepare to provide local news programming during the latter half of 1995.

              Optimize Selection of Syndicated Programming. At its VHF television stations, Outlet Broadcasting has operated to reduce its dependence on, and financial commitment to, syndicated programming. Within this framework, Outlet Broadcasting has balanced the cost of available syndicated programs with their potential to increase advertising revenue, while giving due consideration to the risk of reduced popularity during the term of the program contract. Outlet Broadcasting is now selectively buying only those programs which are available on a cost-effective basis and for contractual periods which permit financial and programming flexibility. Selected programs must also complement a station's overall and/or competitive programming strategies.

              Outlet Broadcasting's UHF television stations are more dependent on syndicated programs for their overall programming needs. At these stations, Outlet Broadcasting has sought to upgrade the quality of their syndicated programs, on a cost-effective basis, in order to provide a more attractive product to their viewers.

              Strengthen Advertiser Relationships. Advertising by political candidates injects significant revenues in relatively short time periods, but disrupts traditional commercial advertising. In conjunction with a policy decision not to accept advertising by political candidates during local news programs, Outlet Broadcasting effectively limited the amount of such advertising its stations will carry, thereby minimizing the disruption to commercial advertisers. Outlet Broadcasting also improved its audience research capability and enlarged the production facilities available to its advertisers. In addition, Outlet Broadcasting expanded its sales staff devoted to supporting its advertising customers. Management believes that these actions will strengthen Outlet Broadcasting's relations with these customers.

              Control Costs. Management believes that controlling costs is essential to achieving and maintaining the profitability of its broadcast television stations. Therefore, Outlet Broadcasting implemented a program to control costs which, beginning in 1992, led to substantially improved operating results. The cost control measures included reducing financial commitments to costly, long-term syndicated program contracts, increasing the amount of local news programming, reducing staff and corporate overhead and relocating WJAR(TV) and corporate headquarters to a more efficient facility. Through its ongoing strategic planning and annual budget processes, Outlet Broadcasting intends to continue to identify and implement cost saving opportunities.

    Seasonality

      Outlet Broadcasting's operating revenues are generally highest in the second and fourth quarters of each year, due in part to increases in beverage advertising in the spring and retail advertising in the period leading up to and including the holiday season. Revenues may also be affected by special events carried by NBC, such as the Olympic Games or the Super Bowl. In addition, advertising revenues are generally higher during political election years due to campaign spending by political candidates.

    Other Activities

      In addition to its broadcasting properties, the Company has interests in certain television production activities. These activities now only include the offering by each of Outlet Broadcasting's television stations of production services to advertisers and others. It is not anticipated that any of such activities will generate significant revenues.

    Exploration of Strategic Alternatives

      On March 21, 1995, the Company announced that the Board of Directors had retained a financial advisor to help the Company explore strategic alternatives to enhance shareholder value, including a possible business combination, the sale of all or a portion of the Company, potential acquisitions or any other similar transactions. The Company said that there can be no assurance that any transaction will result from the exploration process.

    Federal Regulation of Broadcasting

      Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits television broadcasting except in accordance with a license issued by the FCC. The Communications Act also empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to determine the location of stations, to regulate the equipment used by stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act, and to impose penalties for violation of such regulations. The assignment of a broadcast license or the transfer of control of a corporation holding a license cannot be effected without the prior approval of the FCC.

      Television licenses are issued for terms of five years. Licenses are renewable for additional terms upon application to the FCC, which will approve the renewal without a hearing if there are no conflicting applications or petitions to deny by third parties conflicting with the renewal applications (either of which could require a hearing), or adverse findings as to the licensee's qualifications. In recent years, there have been a number of challenges and competing applications to broadcast license renewal applications although, in the vast majority of cases, television licenses are renewed by the FCC.

     Outlet Broadcasting's station licenses have the following expiration dates, until renewed:

              WJAR(TV) . . . . . . . . . . . . . April 1, 1999
              WCMH(TV) . . . . . . . . . . . . . October 1, 1997
              WNCN(TV) . . . . . . . . . . . . . February 1, 1997
              WWHO(TV) . . . . . . . . . . . . . October 1, 1997

      The FCC rules permit cognizable ownership by one entity of up to twelve television stations, up to eighteen FM radio stations and up to eighteen AM radio stations. With respect to television stations, however, the FCC adopted an additional ownership limit based on audience reach. Under the audience-reach limitation, an entity may acquire cognizable ownership interests in up to twelve television stations only if the aggregate number of television households reached by the television stations does not exceed 25% of the national television household audience as determined by market ratings. The percentage of the national television household audience reached by the television stations owned by the Company is significantly below these limitations.

      The FCC rules also generally prohibit the common ownership of a television station and either an AM or an FM radio station with overlapping areas of local service, although an AM-FM station combination by itself is permitted. Ownership of a newspaper, CATV system, and a television station in the same market is also prohibited. These rules apply only to those who seek new authorizations or FCC approval of transfers of existing combinations.

      The FCC requires the attribution of the licenses held by a broadcasting company to its officers, directors, and certain holders of its voting securities, so that there would be a violation of FCC regulations where an officer, director, or stockholder and a broadcasting company together hold more than the permitted number of stations or own stations that serve the same area.

      The foregoing is only a brief summary of certain provisions of the Communications Act and the regulations of the FCC. Reference is made to the Communications Act, FCC regulations and the public notices promulgated by the FCC for further information. The Company is unable to predict what impact, if any, changes in these laws would have.

    Music Licensing

      In 1983, the U.S. District Court for the Southern District of New York upheld a challenge by members of the television industry to the legality, under the antitrust laws, of the so-called "blanket" music-licensing system routinely used by the ASCAP and BMI music-licensing organizations in authorizing broadcasters to use copyrighted musical works in syndicated television programming. The District Court established an interim blanket license rate frozen at the level in effect in 1980. This interim rate was set to permit the licensing organizations to collect some revenue pending final court determination of the case, with the understanding that television stations would be liable for any retroactive rate increases set by the court. However, the judgment of the District Court was reversed by the U.S. Court of Appeals for the Second Circuit. Subsequently, the U.S. Supreme Court refused to hear an appeal of the case, thereby affirming the Second Circuit's determination that blanket music licensing is permissible. A final determination of retroactive adjustments in music-licensing rates for the interim time period remained pending.

      On February 26, 1993, the District Court ruled that broadcasters may pay music license fees on either a per program basis or a blanket license based on a flat fee (ASCAP had sought a blanket license based on a percentage of each station's revenue). In addition, the District Court established a formula for determining industry-wide license payments for the retroactive period to 1983. The District Court also instructed the parties to develop a formula to govern the allocation of annual blanket license fees among television stations.

      In September 1993 the members of the television industry and ASCAP reached final agreement on television music performance rights fees payable by television stations through 1994. The agreement provides for continuation of the interim blanket and per program licenses and payments through the end of 1994. The parties also agreed that ASCAP receive an additional industry-wide payment of $4 million for 1993 and an additional $10.65 million to be paid in 1994. (The 1993 and 1994 add-on payments allocated to WJAR(TV) and WCMH(TV) amounted to approximately $60,000 in the aggregate).

      ASCAP has appealed the rate court decision establishing  blanket and per
    program license fees effective January 1, 1995.   Pending resolution of the
    appeal, ASCAP and a committee representing the television industry have agreed that television stations will continue to pay ASCAP for the period January 1, 1995 through June 30, 1995 on the same basis as the stations were currently reporting and paying. The parties have also agreed that ASCAP receive an additional industry-wide payment for the six month period of $3.064 million. This amount will be allocated to individual stations by formula. It is expected that the allocation to Outlet Broadcasting's television stations will be relatively minor.

      In March 1994 a committee representing members of the television industry announced that a final agreement had been reached with BMI, whose music licensing fees are generally tied to ASCAP fees. The agreement provided for continuation of the interim blanket and per program licenses and payments to BMI through the end of 1994. The agreement also called for an additional, industry-wide payment of $14 million to be made during the balance of 1994 ($6.125 payable by May 20, 1994 and the remaining $7.875 payable at $1.125 million each month June through

    December, 1994). The add-on payments were allocated to each television station in accordance with the formula developed for the previous ASCAP settlement allocation.

      BMI currently receives approximately 70% of what ASCAP receives. However, BMI is continuing to advocate that it should be paid on parity with ASCAP. As a result, BMI and the committee representing the television industry are continuing to negotiate fee determinations. The final fee determinations, as noted above, could have an effect on Outlet Broadcasting's continuing costs of music licensing for its television properties.

    Employee Relations

      The Company and Outlet Broadcasting have approximately 325 full-time employees. Approximately 172 of such employees are represented by labor unions under collective bargaining agreements. These agreements expire on various dates through February 1997. Outlet Broadcasting contributes to and maintains employee benefit and retirement plans for its employees.


    Item 2.  Properties
             ----------

      The Company's and Outlet Broadcasting's corporate headquarters as well as the studio facility for WJAR(TV) are located at 23 Kenney Drive, Cranston, Rhode Island 02920.

      The following table sets forth certain information concerning Outlet Broadcasting's principal facilities.

                                      Owned or   Approximate Square
    Location:                          Leased         Footage
    ---------                         ---------  ------------------
    Corporate Headquarters/
    WJAR(TV) Studio Facilities
    Cranston, Rhode Island              Owned          42,000

    WCMH(TV) Studio Facilities
    Columbus, Ohio                      Owned          54,000

    WNCN(TV) Studio Facilities
    Clayton, North Carolina             Owned           6,281

    WWHO(TV) Studio Facilities
    Chillicothe, Ohio                   (A)             1,162

    (A) Leased by licensee


    The tower site for WJAR-TV is owned. The tower sites for WCMH-TV and WNCN(TV) are leased. The tower site for WWHO(TV) is leased by that station's licensee.

    Item 3.  Legal Proceedings.
             ------------------

         The Company is not a party, and none of its assets is subject, to any pending legal proceedings, other than ordinary routine litigation incidental to Outlet Broadcasting's businesses and against which it is adequately insured, or which are not material.

    Item 4.  Submission of Matters to a Vote of Security Holders.
             ----------------------------------------------------

         None.

                                    PART II


    Item 5.  Market for Registrant's Common Equity and Related
             -------------------------------------------------
             Stockholder Matters.
             --------------------

         The Company's Common Stock is traded in the NASDAQ National Market System. There are 6,579,631 shares issued and outstanding. The information set forth under the heading "Quarterly Results of Operations" on page 20 of the Annual Report is incorporated herein by reference.

    Item 6.  Selected Financial Information.
             -------------------------------

         The information set forth under the heading "Five Year Comparison of Selected Financial Data" on page 21 of the Annual Report is incorporated herein by reference.

    Item 7.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations.
             ------------------------------------

         The information under the heading "Management's Discussion and Analysis" contained on pages 22 through 28 of the Annual Report is incorporated herein by reference.

    Item 8.  Financial Statements and Supplementary Data.
             --------------------------------------------

         The information with respect to "Financial Statements and Supplementary Data" contained on pages 4 through 21 of the Annual Report is incorporated herein by reference.

    Item 9.  Changes in and Disagreements on Accounting and
             ----------------------------------------------
             Financial Disclosure.
             ---------------------

         None.

                                   PART III
                                   --------


    Item 10.  Directors and Executive Officers of the Registrant.
              ---------------------------------------------------

         The current executive officers and directors of the Company are as follows:

                                                           Years with
                              Position with                the Company
Name                    Age    the Company           or Outlet Broadcasting
----                    ---   -------------          ----------------------
James G. Babb           63    Chairman of the                 (3)
                              Board, President
                              and Chief Executive
                              Officer

Felix W. Oziemblewski   60    Vice President and              26
                              Chief Financial
                              Officer

Joanne E. Schenck       37    Secretary                       20

Linda Sullivan          41    Vice President--                10
                              General Manager
                              WJAR-TV

Douglas E. Gealy        34    Vice President--                (3)
                              General Manager
                              WCMH-TV

Letitia Baldrige        69    Director                        (5)

Julius Koppelman        78    Director                        (5)

Frank E. Walsh, Jr.     54    Director                        (5)

Frank E. Richardson     55    Director                        (5)

Robert C. Butler        64    Director                        (4)

Leonard Lieberman       66    Director                        (4)

James K. Makrianes      70    Director                        (4)

Stephen J. Carlotti     52    Director                        (3)

Frederick R. Griffiths  74    Director                        (2)

Solomon M. Yas          53    Director                        (2)

Victor H. Palmieri      65    Director                        (1)

----------------------
    (1) Since 1993.
    (2) Since 1992.
    (3) Since 1991.
    (4) Since 1988.
    (5) Since 1986.

         Set forth below is certain information with respect to the Company's current executive officers and directors.

    James G. Babb

         Mr. Babb was elected Chairman, President and Chief Executive Officer of the Company as of May 1, 1991. Before joining the Company, from November 1988 to January 1991, Mr. Babb was President of Jefferson-Pilot Communications Company, an owner-operator of radio and television broadcasting stations and broadcasting-related businesses. Prior thereto, he served as Executive Vice President and Chief Operating Officer of that company.

    Felix W. Oziemblewski

         Mr. Oziemblewski has been with Outlet Broadcasting since 1968, has served as its Vice President and Chief Financial Officer since 1984 and has served the Company in those capacities since its formation in 1986. Prior to joining the Company, Mr. Oziemblewski, a certified public accountant, was employed by Ernst & Young. He has been active in several professional organizations.

    Joanne E. Schenck

         Ms. Schenck has been with Outlet Broadcasting since 1974 and has served as its Personnel Administrator since 1985. She was appointed Secretary in January 1992.

    Douglas E. Gealy

         Mr. Gealy was appointed Vice President-General Manager of WCMH-TV in July 1991 and also made General Manager of WWHO-TV in April 1994. Prior to joining the Company, from 1989 to 1991, Mr. Gealy was President and General Manager of WHOI-TV, Peoria, Illinois. Prior thereto, he was associated with WKEF-TV Dayton, Ohio for five years where he became General Sales Manager.

    Linda Sullivan

         Ms. Sullivan has been with Outlet Broadcasting since 1985. She was appointed Vice President-General Manager of WJAR-TV in February 1991. From 1985 to 1986 she was the National Sales Manager for WJAR-TV and from 1986 until February 1991 she served that station as its General Sales Manager.

    Letitia Baldrige

         Since 1964, Ms. Baldrige has been the owner of Letitia Baldrige Enterprises, Inc., a management training and public relations consulting firm. She is an author, lecturer, and columnist. Ms. Baldrige is also a director of Hartmarx Corporation, Federal Home Loan Bank of Atlanta and a member of the board of numerous non-profit organizations.

    Robert C. Butler

         Mr. Butler has been Senior Vice President and Chief Financial Officer of International Paper Company, a forest products company, since 1988. Mr. Butler was a Group Executive Vice President of the National Broadcasting Company ("NBC") from 1984 to 1988. From 1979 to 1984 he served as Executive Vice President-Finance of NBC.

    Stephen J. Carlotti

         Mr. Carlotti is Managing Partner of Hinckley, Allen & Snyder, a Providence, Rhode Island law firm, and has been a partner of that firm since January 1992 and from May 1970 to July 1989. He was Senior Executive Vice President, Chief Operating Officer and General Counsel of The Mutual Benefit Life Insurance Company ("Mutual Benefit") from August 1989 to August 1991 and a consultant to Mutual Benefit from September 1991 to December 1991.

    Frederick R. Griffiths

         Mr. Griffiths is a retired former Vice President-Corporate Affairs of Outlet Broadcasting for the period from 1976 to 1987. He previously served in various administrative and creative capacities during a thirty year affiliation with Outlet Broadcasting.

    Julius Koppelman

         Mr. Koppelman has been Chairman of the Board of Harding Service Corporation ("Harding Service"), a management consulting firm, since 1985 and was previously Chairman of the Board of Harding Resources, Inc. ("Harding"), its predecessor. From 1982 to 1985, he was President of Harding. For more than five years prior to September 1981, when he retired, he was Executive Vice President and a director of RCA Corporation, a communications and electronics company. Mr. Koppelman is also a director of other companies, including Dyersburg Fabrics, Inc. and Princess House, Inc.

    Leonard Lieberman

         Mr. Lieberman was elected a director of the Company in 1988. Mr. Lieberman was elected on January 4, 1991 to serve as Chairman, President and Chief Executive Officer of the Company until he was succeeded by Mr. Babb. Mr. Lieberman was President and Chief Executive Officer of Supermarkets General Corporation from 1983 to 1987 and was Chairman of that company from 1986 to 1987. He is also a director of other corporations, including Celestial Seasonings, Inc., Republic New York Corporation, Sonic Corp., The William Carter Company and La Petite Academy, Inc.

    James K. Makrianes

         Mr. Makrianes is a Director of Webb, Johnson Associates, an executive search firm, since March 1995. He was formerly a Partner of Ward Howell International, an executive search firm, from February 1989 to February 1995. Mr. Makrianes was President of Haley Associates, an executive recruitment firm, from 1981 to 1987, and was Chairman of the Board of that firm from 1987 to 1988.

    Victor H. Palmieri

         Mr. Palmieri has been Special Deputy Rehabilitator, Confederation Life Insurance Company (U.S.) since August 1994. He was Deputy Rehabilitator and Chief Executive Officer of Mutual Benefit from August 1991 to April 1994 and from April 1994 to March 1995 he was President and Chief Executive Officer of MBL Life Assurance Corp. Mr. Palmieri is also Chairman of The Palmieri Company, a firm organized in 1969 to provide assistance in the management of business and government institutions. He was engaged as Trustee and Chief Executive Officer of Colorado-Ute Association, an electric utility, from 1990 to 1991 and completed a successful reorganization of that utility. He is also a director of other corporations, including Ernst Home Center, Inc., The William Carter Company and Broadcasting Partners, Inc.

    Frank E. Richardson

         Mr. Richardson is President and a Director of Wesray Capital Corporation ("Wesray"), a private investment banking firm of which he has been an officer for over five years. He is a director of several other corporations, including Alex. Brown & Sons, Dyersburg Fabrics, Inc., New River Industries, Inc. and Sonic Corp.

    Frank E. Walsh, Jr.

         Mr. Walsh has been Chairman of Wesray since August 1989. Mr. Walsh was Vice Chairman of Wesray from 1986 to 1989 and Executive Vice President of Wesray from 1984 to 1986. He has been a director of Wesray since 1984. Mr. Walsh is also a director of other companies, including Tyco Laboratories, Inc.

    Solomon M. Yas

         Mr. Yas is a consultant in the field of Human Resources. He is a former Vice President-Human Resources of Outlet Broadcasting, having served from 1985 until retirement as of June 1, 1991. From 1964 to 1973, he was Director of Personnel for ARA Services, Inc.

    Item 11.  Executive Compensation.
              -----------------------

         The information appearing under the heading "Executive Compensation" on pages 7 through 15 of the Proxy Statement is incorporated herein by reference.

    Item 12.  Security Ownership of Certain Beneficial Owners
              -----------------------------------------------
              and Management.
              ---------------

         The information appearing under the heading "Stock Ownership" on pages 5 through 6 of the Proxy Statement is incorporated herein by reference.

    Item 13.  Certain Relationships and Related Transactions.
              -----------------------------------------------

         The information appearing under the heading "Certain Relationships and Related Transactions" on page 16 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

    Item 14.  Exhibit, Financial Statement Schedules, and Reports on
              ------------------------------------------------------
              Form 8-K.
              ---------

         (a).  (1) Financial Statements and Schedules

         The following Consolidated Financial Statements of Outlet Communications, Inc., which appear on pages 4 through 19 of the Annual Report, are incorporated herein by reference.

         Consolidated Balance Sheets as of December 31, 1994, and 1993.

         Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

         Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

         Notes to Consolidated Financial Statements -- December 31, 1994.

               (2) The following Financial Statement Schedules of Outlet Communications, Inc. are included herein.

    For the years ended December 31, 1994, 1993 and 1992:

    Page Herein  Schedule
    -----------  --------

         S-1       Schedule II  --     Valuation and Qualifying
                                       Accounts


    All supporting schedules other than the above have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

         (b).  Reports on Form 8-K.  None.

         (c). Exhibits (an exhibit index immediately preceding the exhibits indicates the page number where each exhibit can be found).

          The Company will furnish, upon request, any exhibit listed herein upon the payment of a fee not to exceed reasonable expenses incurred by the Company in furnishing such exhibit.

    3.   (a)      Certificate of Incorporation*, as amended January 8, 1988;**
                  and September 19, 1989;*******
         (b)      By-Laws;**
    4.            Indenture, dated as of July 8, 1993 between Outlet
                  Broadcasting, Inc. and Bankers Trust Company, as Trustee, governing Outlet Broadcasting, Inc. 10 7/8% Senior
                  Subordinated Notes Due 2003;***
    10.  Material contracts:
         (a)      Agreement for Management Consulting Services, dated
                  July 31, 1986, by and between Harding Service Corporation and Outlet Communications, Inc.;*(1)
         (b)(i)   Stockholders' Agreement, dated December 10, 1986, by and among
                  Outlet Communications, Inc.; Outlet Broadcasting, Inc. and the persons named therein (the Stockholders' Agreement);***
         (b)(ii)  Amendment No. 1, dated as of December 1, 1987, to the
                  Stockholders' Agreement;***
         (b)(iii) Agreement dated July 26, 1988, by and among Outlet
                  Communications, Inc.; Outlet Broadcasting, Inc. and the persons named therein amending the Stockholders' Agreement;***
         (c)      Credit and Guaranty Agreement dated as of June 28, 1993 among
                  Outlet Broadcasting, Inc. and Outlet Communications, Inc. and
                  Fleet National Bank;***
         (d)      Supplemental Retirement Plan;***(1)
         (e)      1992 Stock Incentive Plan, as amended and restated;***(1)
         (f)(i)   Employment Agreement, dated April 1, 1989, among Felix W.
                  Oziemblewski and Outlet Broadcasting, Inc. and Outlet
                  Communications, Inc.;****(1)
         (f)(ii)  Employment Agreement, dated January 1, 1995, among Linda
                  Sullivan and Outlet Broadcasting, Inc. and Outlet
                  Communications, Inc.;********(1)
         (f)(iii) Employment Agreement, dated May 1, 1993 among Douglas E. Gealy and Outlet Broadcasting, Inc. and Outlet Communications,
                  Inc.***(1)
         (f)(iv)  Employment Agreement, dated January 1, 1993, between James G.
                  Babb and Outlet Communications, Inc.;****** as amended
                  December 17, 1993;*******(1)
         (f)(v)   Employment Agreement, dated January 1, 1995, among Adam G.
                  Polacek and Outlet Broadcasting, Inc. and Outlet
                  Communications, Inc.;********(1)
         (f)(vi)  Employment Agreement, dated January 1, 1995 among Steven
                  Soldinger and Outlet Broadcasting, Inc. and Outlet
                  Communications, Inc.********(1)
         (g)      Lease Agreement dated as of September 27, 1982 between
                  WBNS-TV and Outlet Broadcasting, Inc. regarding tower facility of WCMH;***
         (h)      Station Affiliation Agreement, dated as of September 1, 1994, between WB Communications and Outlet Broadcasting;********

         (i) Time Brokerage Agreement dated as of March 18, 1994 among Outlet Broadcasting, Inc. and Fant Broadcasting Company of Ohio, Inc. and Outlet Communications, Inc.********

         (j) Press Release, dated March 21, 1995, announcing the retention of a financial advisor to explore strategic alternatives.********


    13.  1994 Annual Report.********

    22.  Subsidiaries of the Registrant:
           Outlet Broadcasting, Inc. and Atlin Communications, Inc.

    23.  Consent of Independent Auditors********


    __________________
    * Incorporated by reference from the Registration Statement on Form S-1, Registration No. 33-9442, declared effective by the Securities and Exchange Commission on January 21, 1987.

    **            Incorporated by reference from Current Report on Form 10-K for the year ended December 31, 1987.

    ***           Incorporated by reference from Outlet Broadcasting, Inc.
    Registration Statement on Form S-1, Registration No. 33-62292, declared effective by the Securities and Exchange Commission on July 8, 1993.

    ****          Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1989.

    *****         Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1990.

    ******        Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992.

    *******       Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1993.

    ********      Filed herewith.

    ________________________________________________
    (1) Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                   OUTLET COMMUNICATIONS, INC.



                                   /s/ James G. Babb
                                   -------------------------------
                                   By:  James G. Babb
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer



    Dated:  March 27, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title              Date
         ---------                      -----              ----


    Principal Executive
      Officer:

    /s/ James G. Babb               Chairman of the     March 27, 1995
    ---------------------------     Board, President,
    James G. Babb                   Chief Executive
                                    Officer, and
                                    Director


    Principal Financial and
      Accounting Officer:

    /s/ Felix W. Oziemblewski       Vice President and  March 27, 1995
    ----------------------------    Chief Financial
    Felix W. Oziemblewski           Officer

         Directors:

    /s/ Letitia Baldrige            Director            March 27, 1995
    -------------------------
    Letitia Baldrige


    /s/ Robert C. Butler            Director            March 27, 1995
    -------------------------
    Robert C. Butler


    /s/ Stephen J. Carlotti         Director            March 27, 1995
    -------------------------
    Stephen J. Carlotti


    /s/ Frederick R. Griffiths      Director            March 27, 1995
    --------------------------
    Frederick R. Griffiths


    /s/ Julius Koppelman            Director            March 27, 1995
    --------------------------
    Julius Koppelman


    /s/ Leonard Lieberman           Director            March 27, 1995
    ---------------------------
    Leonard Lieberman


    /s/ James K. Makrianes          Director            March 27, 1995
    ---------------------------
    James K. Makrianes


    /s/ Victor H. Palmieri          Director            March 27, 1995
    ---------------------------
    Victor H. Palmieri


    /s/ Frank E. Richardson         Director            March 27, 1995
    ----------------------------
    Frank E. Richardson


    /s/ Frank E. Walsh, Jr.         Director            March 27, 1995
    ----------------------------
    Frank E. Walsh, Jr.


    /s/ Solomon M. Yas              Director            March 27, 1995
    ----------------------------
    Solomon M. Yas

                          OUTLET COMMUNICATIONS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS      Schedule II
                             (Dollars in thousands)

                             Balance at  Additions                Balance
                             beginning    charged                 at end
                             of period   to expense  Deductions  of period
                             ----------  ----------  ----------  ---------
    Year ended
    December 31, 1992
     Allowance for
     doubtful accounts          $285        $187        $172       $300
                                ====        ====        ====       ====
    Year ended
    December 31, 1993
     Allowance for
     doubtful accounts          $300        $275        $275       $300
                                ====        ====        ====       ====
    Year ended
    December 31, 1994
     Allowance for
     doubtful accounts          $300        $154        $133       $321
                                ====        ====        ====       ====

                                 EXHIBIT INDEX

                                                                          Page
                                                                          ----
    3.  (a)        Certificate of Incorporation*, as amended
                   December 17, 1987;** and September 19, 1989***
        (b)        By-Laws;**
    4.             Indenture, dated as of July 8, 1993 between
                   Outlet Broadcasting, Inc. and Bankers Trust
                   Company, as Trustee, governing Outlet
                   Broadcasting, Inc. 10 7/8% Senior Subordinated
                   Notes Due 2003;***
    10. Material contracts:
        (a)        Agreement for Management Consulting Services,
                   dated July 31, 1986, by and between Harding
                   Service Corporation and Outlet Communications,
                   Inc.;*(1)
        (b)(i)     Stockholders' Agreement, dated December 10, 1986,
                   by and among Outlet Communications, Inc.; Outlet
                   Broadcasting, Inc. and the persons named therein
                   (the Stockholders' Agreement);***
        (b)(ii)    Amendment No. 1, dated as of December 1, 1987, to
                   the Stockholders' Agreement;***
        (b)(iii)   Agreement dated July 26, 1988, by and among Outlet
                   Communications, Inc.; Outlet Broadcasting, Inc.
                   and the persons named therein amending the
                   Stockholders' Agreement;***
        (c)        Credit and Guaranty Agreement dated as of June 28,
                   1993 among Outlet Broadcasting, Inc. and Outlet
                   Communications, Inc. and Fleet National Bank;***
        (d)        Supplemental Retirement Plan;***(1)
        (e)        1992 Stock Incentive Plan, as amended
                   and restated;***(1)
        (f)(i)     Employment Agreement, dated April 1, 1989, among
                   Felix W. Oziemblewski and Outlet Broadcasting, Inc.
                   and Outlet Communications, Inc.;****(1)
        (f)(ii)    Employment Agreement, dated January 1, 1995,
                   among Linda Sullivan and Outlet Broadcasting, Inc.
                   and Outlet Communications, Inc.;********(1)             28
        (f)(iii)   Employment Agreement, dated May 1, 1993 among
                   Douglas E. Gealy and Outlet Broadcasting, Inc. and
                   Outlet Communications, Inc.***(1)
        (f)(iv)    Employment Agreement, dated January 1, 1993,
                   between James G. Babb and Outlet Communications,
                   Inc.;****** as amended December 17, 1993;*******(1)
        (f)(v)     Employment Agreement, dated January 1, 1995,
                   among Adam G. Polacek and Outlet Broadcasting, Inc.
                   and Outlet Communications, Inc.;********(1)             35
        (f)(vi)    Employment Agreement, dated January 1, 1995 among
                   Steven Soldinger and Outlet Broadcasting, Inc. and
                   Outlet Communications, Inc.********(1)                  42
         (g)       Lease Agreement dated as of September 27, 1982
                   between WBNS-TV and Outlet Broadcasting, Inc.
                   regarding tower facility of WCMH;***
         (h)       Station Affiliation Agreement, dated as of
                   September 1, 1994, between WB Communications and
                   Outlet Broadcasting;********                            49

                                                                          Page
                                                                          ----
         (i)       Time Brokerage Agreement dated as of March 18,
                   1994 among Outlet Broadcasting, Inc. and Fant
                   Broadcasting Company of Ohio, Inc. and Outlet
                   Communications, Inc.********                            69
         (j)       Press Release, dated March 21, 1995, announcing
                   the retention of a financial advisor to explore
                   strategic alternatives.********                        143

    13. 1994 Annual Report.********                                       144

    22. Subsidiaries of the Registrant:
           Outlet Broadcasting, Inc. and Atlin Communications, Inc.

    23. Consent of Independent Auditors********                           176

    __________________
    * Incorporated by reference from the Registration Statement on Form S-1, Registration No. 33-9442, declared effective by the Securities and Exchange Commission on January 21, 1987.

    **             Incorporated by reference from Current Report on
    Form 10-K for the year ended December 31, 1987.

    ***            Incorporated by reference from Outlet Broadcasting,
    Inc. Registration Statement on Form S-1, Registration No. 33-62292, declared effective by the Securities and Exchange Commission on July 8, 1993.

    ****           Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1989.

    *****          Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1990.

    ******         Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1992.

    *******        Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1993.

    ********       Filed herewith.
    _____________________________________________
    (1) Management contract or compensatory plan or arrangement.