Form 10-Q
period 1995-03-31
OUTLET COMMUNICATIONS INC
filed 1995-05-12
CIK 803743

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

                       Yes   X       No
                           -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                      Outstanding at
Class of Common Stock                                 March 31, 1995
- ---------------------                                -----------------
Class A Common Stock, par value $.01 per share        6,579,631 shares

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   INDEX



                                                               Page No.
                                                              ---------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
          March 31, 1995 and December 31, 1994

        Condensed Consolidated Statements of Operations --
          Three Months Ended March 31, 1995 and
          March 31, 1994

        Condensed Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1995 and
          March 31, 1994

        Notes to Condensed Consolidated Financial
          Statements

Item 2. Management's Discussion and Analysis


Part II. Other Information
Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

        Signatures

                      PART I.  FINANCIAL INFORMATION
               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 31,     March 31,
                                                    1994            1995
                                                ------------    ------------
                                                   (Note)       (Unaudited)
                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $  7,840,000    $  6,870,000
     Trade accounts receivable, less allowance
      for doubtful accounts (December--$321,000;
      March--$335,000)                           13,640,000      10,717,000
     Film contract rights                         3,350,000       2,407,000
     Other current assets                         1,171,000       1,213,000
                                                ------------    ------------
       TOTAL CURRENT ASSETS                      26,001,000      21,207,000

OTHER ASSETS
     Film contract rights                         1,012,000         863,000
     Deferred financing costs                     3,019,000       2,911,000
     Other                                          380,000         331,000
                                                ------------    ------------
                                                  4,411,000       4,105,000

PROPERTY AND EQUIPMENT                           49,632,000      51,427,000
Less accumulated depreciation                    27,115,000      27,976,000
                                                ------------    ------------
                                                 22,517,000      23,451,000

INTANGIBLE ASSETS, less accumulated amortization
    (December--$20,149,000; March--$20,780,000)  76,999,000      76,368,000
                                                ------------    ------------

                                               $129,928,000    $125,131,000
                                                ===========     ============

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                                December 31,     March 31,
                                                    1994            1995
                                                ------------    ------------
                                                   (Note)       (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                    $    801,000    $    107,000
     Accrued expenses                            10,394,000       8,451,000
     Film contracts payable                       4,174,000       2,894,000
     Deferred revenue                               833,000         833,000
     Federal and state income taxes               2,724,000       2,297,000
     Current portion of long-term debt            4,500,000       4,625,000
                                                ------------    ------------
       TOTAL CURRENT LIABILITIES                 23,426,000      19,207,000

LONG-TERM DEBT
     Senior bank loan                            15,000,000      13,750,000
     10 7/8% Senior Subordinated Notes           60,000,000      60,000,000
                                                ------------    ------------
                                                 75,000,000      73,750,000

OTHER LIABILITIES
     Film contracts payable                       1,019,000         821,000
     Unfunded pensions                            2,355,000       2,396,000
     Deferred revenue                             3,889,000       3,681,000
     Deferred income taxes                        4,403,000       4,843,000
     Other                                        3,432,000       3,432,000
                                                ------------    ------------
                                                 15,098,000      15,173,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common Stock                                    66,000          66,000
     Capital Surplus                             32,476,000      32,481,000
     Accumulated deficit                        (16,138,000)    (15,546,000)
                                                ------------    ------------
                                                 16,404,000      17,001,000
                                                ------------    ------------

                                               $129,928,000    $125,131,000
                                                ===========     ============

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                 March 31,       March 31,
                                                   1994             1995
                                                ------------    ------------

Net revenue                                    $ 11,458,000    $ 13,470,000

Expenses:
     Technical, programming and news              4,346,000       5,106,000
     Selling, general and administrative          2,275,000       3,036,000
     Corporate expenses                             495,000         534,000
     Depreciation                                   688,000         914,000
     Amortization of intangible assets              590,000         631,000
                                                ------------    ------------
                                                  8,394,000      10,221,000
                                                ------------    ------------
Operating income                                  3,064,000       3,249,000

Other income (expense):
     Interest expense                            (2,098,000)     (2,119,000)
     Interest income                                 10,000          89,000
     Other income                                    70,000          46,000
     Other expense                                  (98,000)       (233,000)
                                                ------------    ------------
Income before income taxes                          948,000       1,032,000

Income taxes                                        391,000         440,000
                                                ------------    ------------
Net income                                     $    557,000    $    592,000
                                                ============     ============

Net income per share                           $       0.08    $       0.09
                                                ===========     ============

Weighted average number of
     common shares outstanding                    6,564,515       6,579,298
                                                ============    ============

See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                  March 31,       March 31,
                                                    1994             1995
                                                ------------    ------------


Cash from operations                           $  1,814,000    $  2,316,000


Investing activities:
   Capital expenditures-net of disposals           (336,000)     (1,849,000)
   Investment in local marketing agreement       (1,000,000)
   Other                                           (188,000)       (317,000)
                                                ------------    ------------
                                                 (1,524,000)     (2,166,000)

Financing activities:
   Payment of loan payable                         (875,000)     (1,125,000)
   Other                                                              5,000
                                                ------------    ------------
                                                   (875,000)     (1,120,000)

                                                ------------    ------------
Net decrease in cash and cash equivalents      $   (585,000)   $   (970,000)
                                                ============    ============






See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 1995


Note 1 - Basis of Presentation
- -------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Income (Loss) Per Share
- ---------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock and stock equivalents outstanding (when dilutive).

Note 3 - Contingent Liabilities and Commitments
- ------------------------------------------------

     The Company has commitments to acquire approximately $11,192,000 of film contract rights at March 31, 1995.

     At March 31, 1995, the Company remains contingently liable on approximately $12,415,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

     The Company also remains contingently liable on approximately $4,461,000 of building and tower leases related to radio and television stations sold in March 1990.

     The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company's operations consist of three owned television stations and one television station operated under a local marketing agreement. The owned stations include two NBC network-affiliated VHF television stations and one independent UHF television station. The two VHF television stations are WJAR, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH, which serves the Columbus, Ohio area. The UHF television station, acquired by the Company on August 10, 1994, is WNCN which serves the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area.

     Since April 18, 1994, the Company has also operated independent UHF television station WWHO, Chillicothe, Ohio, under a local marketing agreement with that station's licensee. The Company serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, the Company retains a substantial percentage of WWHO's net operating income to the extent that it exceeds cumulative net operating losses.

Three Months Ended March 31, 1995 and March 31, 1994

     The following table sets forth a comparison of total Company operating results for the first quarters of 1994 and 1995.

                              Three Months Ended March 31
                            -------------------------------
                                1994             1995
                            ------------     --------------  Increase(Decrease)
                                   Percent          Percent    1995 vs. 1994
                                   of Net           of Net          Percentage
Dollars in thousands        Amount Revenue   Amount Revenue  Amount   Change
- --------------------       ------- -------- -------- ------  -----  ----------
Net revenue                $11,458  100.0%  $13,470  100.0%  $2,012    17.6%
Expenses:
  Technical, programming
   and news                  4,346   37.9     5,106   37.9      760    17.5
  Selling, general and
   administrative            2,275   19.9     3,036   22.5      761    33.5
  Corporate expenses           495    4.3       534    4.0       39     7.9
  Depreciation and
   amortization              1,278   11.2     1,545   11.5      267    20.9
                            ------  -----    ------  -----   ------    ----
Operating income           $ 3,064   26.7%  $ 3,249   24.1%  $  185     6.0%
                           =======  ======  =======  ======  ======    =====
Net cash provided
  by operations (a)        $ 1,814   15.8%  $ 2,316   17.2%  $  502    27.7%
                           =======  ======  =======  ======  ======    =====
Operating cash
  flow (a)                 $ 4,342   37.9%  $ 4,794   35.6%  $  452    10.4%
                           =======  ======  =======  ======  ======    =====

(a) "Net cash provided by operations" includes all cash flows
    (including working capital changes) other than cash flows associated with investing or financing activities.
    "Operating cash flow" means operating income plus depreciation and amortization.

     Net revenue of $13,470,000 in the first quarter of 1995 increased by $2,012,000 or 17.6% versus net revenue of $11,458,000 in the first quarter of 1994. Compared with the prior year period, 1995 first quarter revenue at WJAR and WCMH increased by 21.6% and .9%, respectively. The 1994 station additions, WNCN and WWHO, provided an aggregate revenue increase in the current quarter of 8.4%. Both WJAR and WCMH set first quarter revenue records. This marked the third successive year that WCMH established a record high in first quarter revenue.

     Benefiting from strong viewer ratings, advertising rates continued to trend upward, particularly at WJAR. WJAR's revenue from local and national advertising sources increased by more than 16% and 20%, respectively. Combined with a significant increase in network compensation, the station accounted for approximately one-half of the Company's total first quarter revenue gain. Although WCMH had a slight decrease in local and national revenue, this amount was offset by a virtual doubling of its network compensation.

     Technical, programming and news expenses of $5,106,000 in the 1995 first quarter increased by $760,000 or 17.5% from $4,346,000 in the prior year period. All of the increase resulted from inclusion of operating expenses for WNCN and WWHO in the current year's first quarter. Due primarily to reductions in film syndication costs, the Company's VHF television stations experienced a 2% decrease in technical, programming and news expenses. As a percent to revenue, technical, programming and news expenses remained at 37.9% for the comparable first quarter periods.

     Selling, general and administrative expenses of $3,036,000 in the first quarter of 1995 increased by $761,000 or 33.5% compared with $2,275,000 in the 1994 first quarter. Of the total increase, WNCN and WWHO accounted for approximately $658,000. The balance of the increase primarily reflected higher sales commissions payable by WJAR because of increased revenue along with an increase in WJAR's advertising and promotion costs. As a percentage of revenue, selling, general and administrative expenses increased to 22.5% in the 1995 first quarter from 19.9% a year ago.

     Corporate expenses had a relatively minor increase of $39,000 or 7.9% compared with the prior year period. However, as a percent to revenue, such expenses decreased to 4% in the current quarter from 4.3% a year ago. Depreciation expense and amortization of intangibles both increased in the 1995 first quarter due to the Company's 1994 investments in television stations WNCN and WWHO.

     Total expenses of $10,221,000 in the first quarter of 1995 increased by $1,827,000 or 21.8% from $8,394,000 in the prior year. The increase was virtually all attributable to the 1994 station additions described above. As a percent to revenue, total 1995 first quarter expenses were 75.9%, up from 73.3% in the prior year period.

     Operating income of $3,249,000 in the 1995 first quarter increased by $185,000 or 6.0% compared to $3,064,000 in the prior year. However, because of higher costs at the new stations, operating income decreased as a percent to revenue, from 26.7% in the first quarter of 1994 to 24.1% in the first quarter of 1995.

     The increased operating income contributed to the Company's improvement of $502,000 in net cash provided by operations. Similarly, operating cash flow of $4,794,000 increased by $452,000 or 10.4% from last year's $4,342,000.
Operating cash flow in the current year, however, represented 35.6% of revenue compared with 37.9% of revenue in the prior year.

     In the first quarter of 1995, total interest expense of $2,119,000 increased by $21,000 or 1% compared to $2,098,000 a year ago. Although the Company reduced its outstanding long-term debt by making installment payments on its term loan with a bank, the interest rate applicable to such borrowing increased in concert with market trends and resulted in an increased quarterly interest expense. The ratio of operating cash flow - $4,794,000, to interest expense - $2,119,000, in the 1995 first quarter was 2.3 to 1. In the first quarter of 1994, this ratio was 2.1 to 1.

     Interest income increased in 1995 because of greater cash balances maintained during the current period and because of higher returns on invested funds. The increase in other expense in 1995 included costs of stock options and other charges associated with the added UHF stations.

     The Company's 1995 first quarter income before income taxes totalled $1,032,000. This was an improvement of $84,000 or 8.9% compared with pretax income in the prior year period of $948,000. After a 1995 first quarter provision for income taxes of $440,000, which increased deferred income taxes payable, net income was $592,000 or $.09 per share. This compares with 1994 first quarter net income of $557,000 or $.08 per share.

     Net cash provided by operations in the first quarter of 1995 totalled $2,316,000. This was an increase of $502,000 or 27.7% compared to net cash provided by operations of $1,814,000 in the first quarter of 1994. The increase reflects the Company's improved operating results.

     During the first quarter of 1995, the Company increased its cash investment in film contract rights by $1,589,000, primarily by making payment of film contract obligations. After giving effect to the period's amortization of film contract rights of $1,203,000, the increased net investment in film contract rights was $386,000. This compares with a cash investment in film contract rights of $1,441,000 during the first quarter of 1994 and a net increased investment in film contract rights of $241,000 for that period.

     Because of the Company's increased volume of business activity, and added stations, outstanding trade accounts receivable continued to trend at a higher level in the 1995 first quarter compared with the same period a year ago.

     In the first quarter of 1995, cash required by investing activities totalled $2,166,000. This included capital expenditures of $1,849,000 of which a substantial amount represented payments made for new transmitting equipment at WNCN. Disbursements for other investing activities totalled $317,000 and included deposits and other miscellaneous payments.

     In 1994, cash required by investing activities totalled $1,524,000.
This included normal capital expenditures of $336,000 and an investment of $1,000,000 in a local marketing agreement with the licensee of WWHO. Other investing activities of $188,000 included a deposit payment made in connection with the company's agreement to purchase television station WNCN.

     Cash used by financing activities in the first quarter of 1995 amounted to $1,120,000 and included a required quarterly installment of $1,125,000 due on a term loan with the Company's senior bank lender. In 1994 such quarterly installment was $875,000.

     Because of cash used in the investing and financing activities described above, the Company's overall cash position decreased by $970,000 in the first quarter of 1995. This contributed to a decrease in the Company's net current assets during the period of $575,000. Also contributing to such decrease in net current assets was an increase of $125,000 in current portion of long-term debt. Nevertheless, the Company's ratio of current assets to current liabilities remained at 1.1 to 1 at both December 31, 1994 and March 31, 1995.

     The Company has benefited from improved operating results and a stable and/or declining annual requirement for interest expense. It is expected that continuation of this favorable trend, combined with amounts currently available under the revolving credit facility ($5,000,000), will provide adequate liquidity for the Company to meet its ongoing operating and capital expenditure needs.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- ---------------------------

     There are no pending legal proceedings or actions against the Company or its subsidiaries which would have a material effect on the business or financial condition of the Company except for the legal proceedings and contingent lease and film obligations as described in Note 3 to the consolidated condensed financial statements on page 7 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

   Date of Meeting:  May 2, 1995
                     Annual Meeting of Stockholders
   Election of Directors: All nominees for Directors, as stated in the proxy statement, were elected as follows:

                                     For         Withheld
                                  ---------      --------
        James G. Babb             5,153,125        51,187
        Letitia Baldrige          5,121,115        83,197
        Robert C. Butler          5,121,125        83,187
        Stephen J. Carlotti       3,068,125     2,136,187
        Frederick R. Griffiths    5,153,115        51,197
        Julius Koppelman          5,153,125        51,187
        Leonard Lieberman         5,153,125        51,187
        James K. Makrianes        5,153,125        51,187
        Victor H. Palmieri        5,121,125        83,187
        Frank E. Richardson       5,153,125        51,187
        Frank E. Walsh, Jr.       5,153,115        51,197
        Solomon M. Yas            5,153,125        51,187


     Appointment of Independent Accountants: Votes representing 3,114,079 shares were cast for, 2,089,200 shares were cast against, and 1,033 shares abstained in the voting on the ratification of the selection of Ernst & Young LLP as independent auditors of the Company and its subsidiaries for the year ending December 31, 1995.

     Approval of Amendment to the 1992 Stock Incentive Plan: Votes representing 4,987,662 shares were cast for, 213,862 shares were cast against, and 2,588 shares abstained in the voting on the approval of adoption of the Amendment to the 1992 Stock Incentive Plan.

Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

     (a)     Exhibits -- None.

     (b)     Reports on Form 8-K -- None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OUTLET COMMUNICATIONS, INC.
                                ---------------------------
                                         (Registrant)



Date  May 11, 1995              /s/ James G. Babb
     -----------------          --------------------------------
                                James G. Babb
                                Chairman of the Board,
                                President and
                                Chief Executive Officer


Date  May 11, 1995             /s/ Felix W. Oziemblewski
     ------------------        ---------------------------------
                               Felix W. Oziemblewski
                               Vice President-
                               Chief Financial Officer