Form 10-Q
period 1995-09-30
OUTLET COMMUNICATIONS INC
filed 1995-11-09
CIK 803743

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                        Yes   X       No
                            -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
Class of Common Stock                                September 30, 1995
----------------------                               -------------------

Class A Common Stock, par value $.01 per share        6,581,131 shares

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   INDEX




Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets --
          September 30, 1995 and December 31, 1994

         Condensed Consolidated Statements of Operations --
          Three Months and Nine Months Ended
          September 30, 1995 and September 30, 1994

         Condensed Consolidated Statements of Cash Flows --
          Nine Months Ended September 30, 1995 and
          September 30, 1994

         Notes to Condensed Consolidated Financial
          Statements

Item 2.  Management's Discussion and Analysis


Part II. Other Information
Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I.  FINANCIAL INFORMATION
               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                               December 31,    September 30,
                                                   1994            1995
                                               ------------   --------------
                                                  (Note)        (Unaudited)
                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $  7,840,000    $  4,387,000
     Trade accounts receivable, less allowance
      for doubtful accounts (December--$321,000;
      September--$346,000)                      13,640,000      12,932,000
     Film contract rights                        3,350,000       4,773,000
     Other current assets                        1,171,000       1,144,000
                                               ------------    ------------
       TOTAL CURRENT ASSETS                     26,001,000      23,236,000

OTHER ASSETS
     Film contract rights                        1,012,000       1,282,000
     Deferred financing costs                    3,019,000       2,783,000
     Other                                         380,000         565,000
                                               ------------    ------------
                                                 4,411,000       4,630,000

PROPERTY AND EQUIPMENT                          49,632,000      57,917,000
Less accumulated depreciation                   27,115,000      30,016,000
                                               ------------    ------------
                                                22,517,000      27,901,000

INTANGIBLE ASSETS, less accumulated amortization
(December--$20,149,000; September--$22,042,000) 76,999,000      75,106,000
                                               ------------    ------------

                                              $129,928,000    $130,873,000
                                               ============    ============

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                               December 31,   September 30,
                                                   1994            1995
                                               ------------   --------------
                                                  (Note)        (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                   $    801,000    $    265,000
     Accrued expenses                           10,394,000       8,677,000
     Film contracts payable                      4,174,000       4,841,000
     Deferred revenue                              833,000         833,000
     Federal and state income taxes              2,724,000       1,558,000
     Current portion of long-term debt           4,500,000       4,875,000
                                               ------------    ------------
       TOTAL CURRENT LIABILITIES                23,426,000      21,049,000

LONG-TERM DEBT
     Senior bank loan                           15,000,000      11,250,000
     10 7/8% Senior Subordinated Notes          60,000,000      60,000,000
                                               ------------    ------------
                                                75,000,000      71,250,000

OTHER LIABILITIES
     Film contracts payable                      1,019,000       1,251,000
     Unfunded pensions                           2,355,000       2,278,000
     Deferred revenue                            3,889,000       3,264,000
     Deferred income taxes                       4,403,000       7,603,000
     Other                                       3,432,000       3,432,000
                                               ------------    ------------
                                                15,098,000      17,828,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common Stock                                   66,000          66,000
     Capital Surplus                            32,476,000      32,495,000
     Accumulated deficit                       (16,138,000)    (11,815,000)
                                               ------------    ------------
                                                16,404,000      20,746,000
                                               ------------    ------------

                                              $129,928,000    $130,873,000
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

                                           OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                               September 30,  September 30,   September 30,  September 30,
                                                    1994           1995            1994           1995
Net revenue                                   $ 13,695,000   $ 15,399,000    $ 39,981,000    $ 46,726,000

Expenses:
     Technical, programming and news             5,055,000      5,954,000      14,150,000      16,016,000
     Selling, general and administrative         2,790,000      3,413,000       7,849,000       9,880,000
     Corporate expenses                            578,000        608,000       1,649,000       1,723,000
     Depreciation                                  821,000      1,036,000       2,203,000       2,986,000
     Amortization of intangible assets             715,000        631,000       1,925,000       1,893,000
                                               ------------   ------------    ------------    ------------
                                                 9,959,000     11,642,000      27,776,000      32,498,000
                                               ------------   ------------    ------------    ------------
Operating income                                 3,736,000      3,757,000      12,205,000      14,228,000

Other income (expense):
     Interest expense                           (2,116,000)    (2,133,000)     (6,315,000)     (6,397,000)
     Interest income                                30,000         71,000          59,000         263,000
     Other income                                   48,000        283,000         180,000         431,000
     Other expense                                (229,000)      (487,000)       (432,000)     (1,002,000)
                                               ------------   ------------    ------------    ------------
Income before income taxes                       1,469,000      1,491,000       5,697,000       7,523,000

Income taxes (benefit)                          (1,529,000)       633,000         300,000       3,200,000
                                               ------------   ------------    ------------    ------------

Net income                                    $  2,998,000   $    858,000    $  5,397,000    $  4,323,000
                                               ============   ============    ============    ============


Income per common and common equivalent share $       0.45   $       0.13    $       0.82    $       0.64
                                               ============   ============    ============    ============

Weighted average number of shares of common stock
  and common stock equivalents                   6,571,445      6,806,863       6,566,978       6,806,085
                                               ============   ============    ============    ============




See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Nine Months Ended

                                                September 30,   September 30,
                                                    1994             1995
                                                -------------   --------------


Cash from operations                          $ 13,552,000      $  8,824,000


Investing activities:
   Capital expenditures-net of disposals        (1,908,000)       (8,370,000)
   Investment in time brokerage agreements      (1,061,000)         (551,000)
   Investment in station acquisition            (5,473,000)
                                               ------------      ------------
                                                (8,442,000)       (8,921,000)

Financing activities:
   Payment of term loan                         (2,625,000)       (3,375,000)
   Other                                            45,000            19,000
                                               ------------      ------------
                                                (2,580,000)       (3,356,000)

                                               ------------      ------------
Net increase (decrease) in cash and cash      $  2,530,000      $ (3,453,000)
 equivalents                                   ============      ============





See accompanying notes.

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1995


Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Income (Loss) Per Share
---------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding (when dilutive).

Note 3 - Contingent Liabilities and Commitments
------------------------------------------------

     The Company has commitments to acquire approximately $10,492,000 of film contract rights at September 30, 1995.

     At September 30, 1995, the Company remains contingently liable on approximately $11,698,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

     The Company also remains contingently liable on approximately $4,183,000 of building and tower leases related to radio and television stations sold in March 1990.

     The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

               OUTLET COMMUNICATIONS, INC. AND SUBSIDIARIES






     The Company's operations consist of three owned television stations and one television station operated under a time brokerage agreement. The owned stations include two NBC network-affiliated VHF television stations and one NBC network-affiliated UHF television station. The two VHF television stations are WJAR, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH, which serves the Columbus, Ohio area. The UHF television station, acquired by the Company on August 10, 1994, is WNCN which serves the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area.

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

     On August 2, 1995 the Company executed a definitive merger agreement with the National Broadcasting Company, Inc. ("NBC") and CO Acquisition Corporation, a subsidiary of NBC, providing for a transaction in which NBC would acquire the Company and the Company's stockholders would receive $47.25 per common share in cash. The merger agreement was approved by the Company's Board of Directors and by the holders of a majority of the Company's outstanding common stock. Closing of the transaction is subject to approval by the Federal Communications Commission.

Three Months Ended September 30, 1995 and September 30, 1994

     The following table sets forth a comparison of total Company operating results for the third quarters of 1994 and 1995.

                      Three Months Ended September 30
                            1994            1995           Increase(Decrease)
                                 Percent          Percent    1995 vs. 1994
                                 of Net           of Net            Percentage
Dollars in thousands     Amount  Revenue  Amount  Revenue  Amount      Change
---------------------    ------  -------  ------  -------  ------   ----------
Net revenue             $13,695   100.0% $15,399   100.0%  $1,704      12.4%
Expenses:
 Technical, programming
  and news                5,055    36.9    5,954    38.7      899      17.8%
 Selling, general and
  administrative          2,790    20.4    3,413    22.2      623      22.3%
 Corporate expenses         578     4.2      608     3.9       30       5.2%
 Depreciation and
  amortization            1,536    11.2    1,667    10.8      131       8.5%
Operating income        $ 3,736    27.3% $ 3,757    24.4%  $   21        .6%
                         ======   ======  ======   ======   =====
Net cash provided
 by operations (a)      $ 7,993    58.4% $ 1,079     7.0% ($6,914)    (86.5%)
                         ======   ======  ======   ======   =====     ======
Operating cash
 flow (a)               $ 5,272    38.5% $ 5,424    35.2%  $  152       2.9%
                         ======   ======  ======   ======   =====     ======

(a)   "Net cash provided by operations" includes all cash flows
      (including working capital changes) other than cash flows associated with investing or financing activities.
      "Operating cash flow" means operating income plus depreciation and amortization.


     Net revenue of $15,399,000 in the third quarter of 1995 increased by $1,704,000 or 12.4% when compared with net revenue of $13,695,000 in the third quarter of 1994. WJAR and WCMH increased their third quarter revenue by 10.5% and 2.2%, respectively, in comparison with the prior year. The 1994 station additions, WNCN and WWHO, provided an aggregate revenue increase in the current quarter of 7.2%.

     WJAR's revenues from national advertising sources increased by 33.8% in the 1995 third quarter although local revenue decreased by 14.4%. The latter decrease was attributable to an absence of political advertising in the current quarter. In 1994, an election year, the third quarter benefited from significant political activity. Without the effect of political advertising, WJAR's local revenue improved by 11.9% in the 1995 third quarter.

     At WCMH, revenue in the third quarter of 1995 set a new record high. The station benefited from improvement in advertising rates as well as an increase in commercial production. The effect of political revenue on the station's quarterly comparisons was not significant.

     Both of the Company's VHF television stations experienced increases in network compensation. This resulted from the stations' favorable renewal of their affiliation with the NBC network as of September 1, 1994.

     Since becoming part of the Company's operations in 1994, television stations WNCN and WWHO have made steady progress. Through improvements in organizational structure, programming and delivery of signal, the stations have become more productive; have been able to increase their advertising rates; and have otherwise improved their overall revenue performance. The 1995 third quarter saw a continuation of improved programming and increased revenue. In the quarter, WNCN added to its programming, and to its revenue potential, by implementing a local news show and by becoming an affiliate of the NBC network.

     Technical, programming and news expenses of $5,954,000 in the 1995 third quarter increased by $899,000 or 17.8% from $5,055,000 in the prior year period. All of the increase was attributable to inclusion of operating expenses for WNCN and WWHO in the current year's quarter. Without the added stations, there was a decrease of $298,000 or 6.6% in technical, programming and news expenses. This was due primarily to continued reductions in film syndication costs at the VHF television stations. Also contributing to the favorable expense comparison with the prior year was the elimination of news costs incurred in September 1994 for WJAR's television coverage of Rhode Island primary elections. In addition, WCMH eliminated its coverage of this year's Little Brown Jug, a harness horse racing event. As a percent to revenue, technical, programming and news expenses increased to 38.7% in the current quarter from 36.9% a year ago.

     Selling, general and administrative expenses of $3,413,000 in the third quarter of 1995 increased by $623,000 or 22.3% compared with $2,790,000 in the 1994 third quarter. The increase primarily reflected increased expenses resulting from the 1994 additions of WNCN and WWHO. Also contributing to the expense increase were additional advertising and promotion expenses incurred by WJAR. As a percent of revenue, selling, general and administrative expenses increased to 22.2% in the 1995 third quarter from 20.4% a year ago.

     Corporate expenses had a minor increase of $30,000 or 5.2% when compared with the prior year period. As a percent to revenue, such expenses decreased to 3.9% in the current quarter from 4.2% a year ago. Depreciation expense increased in the 1995 third quarter due to the Company's 1994 investments in television stations WNCN and WWHO. Amortization of intangible assets decreased because certain programming and advertising contracts acquired with the new stations became fully amortized.

     Total expenses of $11,642,000 in the third quarter of 1995 increased by $1,683,000 or 16.9% from $9,959,000 in the prior year. The increase was virtually all attributable to the 1994 station additions described above. As a percent of revenue, total 1995 third quarter expenses were 75.6%, up from 72.7% in the prior year period.

     Operating income of $3,757,000 in the 1995 third quarter increased by $21,000 or .6% compared with $3,736,000 in the prior year. However, operating income decreased as a percent of revenue, from 27.3% in the third quarter of 1994 to 24.4% in the third quarter of 1995. The decrease in operating income percent was primarily attributable to operating losses sustained by the two UHF television stations.

     The overall increased operating income contributed marginally to the Company's operating cash flow. Operating cash flow of $5,424,000 increased by $152,000 or 2.9% from last year's $5,272,000 and represented 35.2% of revenue compared with 38.5% of revenue in the prior year.

     In the third quarter of 1995, total interest expense of $2,133,000 increased by $17,000 or .8% compared to $2,116,000 a year ago. The Company has reduced its outstanding long-term debt by making quarterly payments on a term loan with a bank. However, rising market interest rates caused the interest rate on such borrowing to increase. This resulted in an increase in the current quarter's interest expense. The ratio of operating cash flow - $5,424,000, to interest expense - $2,133,000, in the 1995 third quarter of 2.5 to 1 was equal to such ratio in the third quarter of 1994.

     Interest income improved in 1995 because of increased cash balances maintained during the current period and because of higher returns on invested funds. Other income increased in 1995 because of a gain on the sale of marketable securities and because of the reversal of an accrual for music license fees that was no longer required. The increase in other expense in 1995 primarily includes costs related to the agreement to merge Outlet with NBC.

     The Company's 1995 third quarter income before income taxes totalled $1,491,000. This was an improvement of $22,000 or 1.5% compared with pretax income in the prior year period of $1,469,000. After a 1995 third quarter provision for income taxes of $633,000, which increased deferred income taxes payable, net income was $858,000 or $.13 per share. This compares with net income in the prior year period of $2,998,000 or $.45 per share. Net income in the 1994 third quarter was favorably affected by an income tax benefit of $1,529,000, principally representing an adjustment of prior year net operating losses.

     Net cash provided by operations in the third quarter of 1995 totalled $1,079,000. This was a decrease of $6,914,000 or 86.5% compared to net cash provided by operations of $7,993,000 in the third quarter of 1994. The decrease principally reflects an amount of $5,000,000 included in the prior year's quarter representing a one-time payment received from NBC upon renewal of the Company's affiliation with that network. The decrease also includes a net reduction of approximately $1.2 million in outstanding trade accounts payable and accrued expenses in the 1995 third quarter when compared with the same period a year ago. This reduction primarily represents payments made in the current quarter on outstanding obligations related to WNCN.

     During the third quarter of 1995, the Company increased its cash investment in film contract rights by $1,253,000, primarily by making payment on film contract obligations. After giving effect to the period's amortization of film contract rights of $1,188,000, the increased net investment in film contract rights was $65,000. This compares with a cash investment in film contract rights of $1,471,000 during the third quarter of 1994 and a net increased investment in film contract rights of $154,000 for that period.

     The Company's increased volume of business activity, along with additional television properties, caused outstanding trade accounts receivable to trend higher in the 1995 third quarter compared with the same period a year ago.

Nine Months Ended September 30, 1995 and September 30, 1994

     The following table sets forth a comparison of total Company operating results for the first nine months of 1994 and 1995.

                       Nine Months Ended September 30
                            1994            1995         Increase(Decrease)
                               Percent           Percent    1995 vs. 1994
                               of Net            of Net            Percentage
Dollars in thousands   Amount  Revenue   Amount  Revenue   Amount    Change
---------------------  ------  -------   ------  -------   ------  ----------
Net revenue           $39,981   100.0%  $46,726   100.0%   $6,745     16.9%
Expenses:
 Technical, programming
  and news             14,150    35.4    16,016    34.3     1,866     13.2
 Selling, general and
  administrative        7,849    19.7     9,880    21.1     2,031     25.9
 Corporate expenses     1,649     4.1     1,723     3.7        74      4.5
 Depreciation and
  amortization          4,128    10.3     4,879    10.4       751     18.2
Operating income      $12,205    30.5%  $14,228    30.5%   $2,023     16.6
                       ======   ======   ======   ======    =====
Net cash provided
 by operations (a)    $13,552    33.9%  $ 8,824    18.9%  ($4,728)   (34.9%)
                       ======   ======   ======   ======    =====     =====
Operating cash
 flow (a)             $16,333    40.9%  $19,107    40.9%   $2,774     17.0%
                       ======   ======   ======   ======    =====     =====

(a)   "Net cash provided by operations" includes all cash flows
      (including working capital changes) other than cash flows associated with investing or financing activities.
      "Operating cash flow" means operating income plus depreciation and amortization.


     For the first nine months of 1995, net revenue totalled $46,726,000.
This was an increase of $6,745,000 or 16.9% compared with $39,981,000 in the prior year period. Improved revenues at WJAR accounted for approximately 40% of the total revenue increase and the two UHF television stations added during 1994 accounted for approximately 44% of the revenue increase.

     Television stations WJAR and WCMH had year-to-date revenue gains of 18% and 4.3% respectively. Revenues from local and national advertising sources at these two television stations increased over the prior year by 1.7% and 12.4%, respectively. The absence of political advertising in the current year contributed to the reduced rate of increase in local revenue. Both of the VHF television stations maintained higher unit advertising rates in the first nine months of 1995 compared to 1994. Network compensation increased by more than 73%. The revenue increase provided by television stations WWHO and WNCN amounted to approximately 7.5% of the prior year's revenue total.

     Technical, programming and news expenses of $16,016,000 increased by $1,866,000 or 13.2% in the first nine months of 1995 compared with the same period a year ago. The increase resulted from inclusion of expenses of stations WWHO and WNCN in the current year. In a year-to-year comparison of technical, programming and news expenses at the VHF stations, there was a 5.6% decrease due, primarily, to a reduction in film syndication costs.

     In the first nine months of 1995, selling, general and administrative expenses increased over the prior year period by $2,031,000, or 25.9%. Of this amount, $1,956,000 resulted from WWHO and WNCN, the new stations added in 1994. The remaining increase primarily represents sales commissions payable on increased revenues and additional promotion costs at WJAR. Depreciation expense increased in the first nine months of 1995 because of the Company's prior year investments in WWHO and WNCN. Amortization of intangible assets decreased as certain programming and advertising contracts acquired with the new television stations became fully amortized.

     Total expenses of $32,498,000 in the first nine months of 1995 increased by $4,722,000 or 17% compared to $27,776,000 in the same prior year period.
As a percent of revenue, total expenses for the 1995 year-to-date of 69.5% was approximately equal to the percent of the prior year.

     The Company's operating income of $14,228,000 for the first nine months of 1995 increased by $2,023,000 or 16.6% when compared with operating income of $12,205,000 in the first nine months of 1994. The current year's improvement reflects a 16.9% increase in revenues reduced by a 17% increase in total expenses. The improvement also contributed to a 17% increase in operating cash flow.

     Interest expense increased by $82,000 in the first nine months of 1995 compared with the first nine months of 1994. This resulted from the impact of rising market interest rates on the borrowing rate of the Company's senior loan with a bank. In the first nine months of 1995, the ratio of operating cash flow - $19,107,000, to interest expense - $6,397,000, was 3.0 to 1. In the first nine months of 1994, this ratio was 2.6 to 1.

     Interest income improved in 1995 because of increased cash balances maintained during the current period and because of higher returns on invested funds. Other income increased in 1995 because of a gain on the sale of marketable securities and because of the reversal of an accrual for music license fees that was no longer required. The increase in other expense includes added costs of stock options along with charges associated with the UHF stations and expenses related to the agreement to merge the Company with NBC.

     Income before income taxes for the first nine months of 1995 amounted to $7,523,000. This was an improvement of $1,826,000 compared to pretax income of $5,697,000 in the prior year period. After a 1995 provision for income taxes of $3,200,000, which increased deferred income taxes payable, net income was $4,323,000 or $.64 per share. This compares with net income in the first nine months of 1994 of $5,397,000 or $.82 per share. Net income in 1994 was favorably affected by a third quarter income tax benefit of $1,529,000, principally representing an adjustment of prior year net operating losses.

     Net cash provided by operations in the first nine months of 1995 totalled $8,824,000. This was a decrease of $4,728,000 or 34.9% compared with net cash provided by operations of $13,552,000 in the first nine months of 1994. The decrease primarily reflects the one-time payment of $5,000,000 received from NBC in the prior year. Cash payments for interest installments in the first nine months of 1995 increased slightly, to $7,760,000 from $7,683,000 in the prior year period.

     During the first nine months of 1995, the Company increased its cash investment in film contract rights by $4,296,000, primarily by making payment on film contract obligations. After giving effect to the period's amortization of film contract rights in the amount of $3,502,000, the increased net investment in film contract rights was $794,000. This compares with a cash investment in film contract rights of $4,159,000 during the first nine months of 1994 and a net increased investment in film contract rights of $406,000 for that period.

     The Company decreased its accrued expenses by $1,717,000 in the first nine months of 1995. The decrease was the result of a reduced requirement for accrued interest expense at September 30, 1995 due to payment of a semi-annual interest installment in July 1995.

     Cash required by investing activities in the first nine months of 1995 amounted to $8,921,000. This included capital expenditures totalling $8,370,000 of which approximately 75% was spent in behalf of WNCN. During the period, WNCN moved its broadcast studio and offices to a newly leased facility in Raleigh, North Carolina. This required capital outlays for new equipment, fixtures and studio and office renovations.

     Investing activities also include payments of $551,000 made in connection with entering into a time brokerage agreement with the licensee of a television station to be constructed and operated in New Bedford, Massachusetts. Subject to final regulatory approvals, it is expected that the New Bedford station will be operational by the second quarter of 1996. It is also anticipated that any further funds required in this venture will be available from internal operations.

     In the first nine months of 1994, cash required by investing activities totalled $8,442,000. This included capital expenditures of $1,908,000 and an investment of $1,061,000 pursuant to a time brokerage agreement entered into with the licensee of television station WWHO. Investing activities also include the purchase of television station WNCN (formerly WYED) in the Raleigh, North Carolina market area for an aggregate price of $5,473,000.

     Cash used by financing activities in the first nine months of 1995 totalled $3,356,000. This included payment of quarterly installments due on a term loan with the Company's senior bank lender in the amount of $3,375,000. In the first nine months of 1994, cash used by financing activities of $2,580,000 included payment of such quarterly term loan installments totalling $2,625,000.

     The Company had a decrease in net working capital (excess of current assets over current liabilities) to $2,187,000 at September 30, 1995 from $2,575,000 at December 31, 1994. The decrease was primarily attributable to funds used for capital expenditures. However, the approximate 1.1 to 1 ratio of current assets to current liabilities remained unchanged at December 31, 1994 and at September 30, 1995. Because cash used in investing and financing activities during the first nine months of 1995 exceeded net cash provided by operations, there was a net decrease in cash on hand of $3,453,000.

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



Item 5.  Other Information
---------------------------

     In connection with the Company's agreement with BAF Enterprises, Inc., ("Licensee") wherein the Company agreed to broker Licensee's television station to be constructed in New Bedford, Massachusetts, it is currently expected that the station will be operational in the 1996 second quarter. It was previously expected that the station would be operational in the 1995 fourth quarter.



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a)     Exhibits -- None.

     (b)     Reports on Form 8-K

             A report on Form 8-K dated August 2, 1995 was filed regarding the Company entering into a merger agreement with National Broadcasting Company, Inc. and CO Acquisition Corporation (together referred to as "NBC") whereby NBC would acquire the Company, by way of merger, upon NBC making a cash payment of $47.25 per common share to the Company's stockholders. The transaction was approved by a majority of the Company's stockholders on August 2, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               OUTLET COMMUNICATIONS, INC.
                               ---------------------------
                                       (Registrant)



Date  November 9, 1995         /s/ James G. Babb
     -------------------       --------------------------------
                               James G. Babb
                               Chairman of the Board,
                               President and
                               Chief Executive Officer

Date  November 9, 1995         /s/ Felix W. Oziemblewski
     ------------------        --------------------------------
                               Felix W. Oziemblewski
                               Vice President-
                               Chief Financial Officer